Form 10-Q
period 2019-03-31
Golden Royal Development Inc.
filed 2019-05-15
CIK 1761534

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-56017

GOLDEN ROYAL DEVELOPMENT INC.
(Exact Name of Registrant in its Charter)

Delaware	81-4563277
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

543 Bedford Ave., Suite 176, Brooklyn, NY 11211
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 800-320-7898
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

May 15, 2019

Common Voting Stock: 7,841,550

GOLDEN ROYAL DEVELOPMENT INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2019

Golden Royal Development, Inc.

Condensed Balance Sheets

	March 31, 2019	September 30, 2018
	(Unaudited)

ASSETS
Current Assets
Cash	$124	$482
Prepaid expenses	-	5,900

Total Assets	$124	$6,382

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loans payable - related party Accounts payable	$11,860	$-
Accounts payable - related party	500	-
Due to officer - related party	24,609	14,783

Total Liabilities	36,969	14,783

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized	-	-
Series A Preferred stock, $0.00001 par value; 1,000 shares designated, 1,000 and 1,000, issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 7,841,550 and 7,841,550 issued and outstanding, respectively	78	78
Additional paid-in capital	17,536	14,403
Accumulated deficit	(54,460)	(22,883)

Total Stockholders’ Deficit	(36,845)	(8,401)

Total Liabilities and Stockholders’ Deficit	$124	$6,382

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	7,063	281	26,313	2,469
General and administrative	2,317	2,059	4,531	3,270
Total Operating Expenses	9,380	2,340	30,844	5,739

Loss from Operations	(9,380)	(2,340)	(30,844)	(5,739)

Other Expenses
Interest Expense	(412)	(32)	(733)	(64)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(9,792)	(2,372)	(31,577)	(5,803)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(9,792)	$(2,372)	$(31,577)	$(5,803)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,841,550	7,840,439	7,841,550	7,838,384

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development, Inc.

Condensed Statement of Stockholders’ Deficit

For the three and six months ended March 31, 2018

	Preferred Stock		Series A - Preferred Stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2017	-	$-	1,000	$1	7,831,950	$78	$8,110	$(11,731)	$(3,542)

Common stock issued for cash ($0.10 per share)	-	-	-	-	4,600	-	460	-	460

In kind contribution of services and interest	-	-	-	-	-	-	1,232	-	1,232

Net loss for the three months ended December 31, 2017	-	-	-	-	-	-	-	(3,431)	(3,431)

Balance, December 31, 2017 (Unaudited)	-	$-	1,000	$1	7,836,550	$78	$9,802	$(15,162)	$(5,281)

Common stock issued for cash ($0.10 per share)	-	-	-	-	5,000	-	500	-	500

In kind contribution of services and interest	-	-	-	-	-	-	1,232	-	1,232

Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	(2,372)	(2,372)

Balance, March 31, 2018 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$11,534	$(17,534)	$(5,921)

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development, Inc.

Condensed Statement of Stockholders’ Deficit

For the three and six months ended March 31, 2019

	Preferred Stock		Series A - Preferred Stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2018	-	$-	1,000	$1	7,841,550	$78	$14,403	$(22,883)	$(8,401)

In kind contribution of services and interest	-	-	-	-	-	-	1,521	-	1,521

Net loss for the three months ended December 31, 2018	-	-	-	-	-	-	-	(21,785)	(21,785)

Balance, December 31, 2018 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$15,924	$(44,668)	$(28,665)

In kind contribution of services and interest	-	-	-	-	-	-	1,612	-	1,612

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	(9,792)	(9,792)

Balance, March 31, 2019 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$17,536	$(54,460)	$(36,845)

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018
Cash Flows From Operating Activities:

Net Loss	$(31,577)	$(5,803)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	3,133	2,464
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	5,900	(5,308)
Increase in accounts payable - related party	500	-
Increase in accounts payable and accrued expenses	11,860	777
Net Cash Used In Operating Activities	(10,184)	(7,870)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from common stock issued for cash	-	960
Cash overdraft	-	(4)
Proceeds from/due to officers	9,826	7,009
Net Cash Provided by Financing Activities	9,826	7,965

Net Increase (Decrease) in Cash	(358)	95

Cash at Beginning of Period	482	-

Cash at End of Period	$124	$95

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements.

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Golden Royal Development, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 13, 2016.

As of March 31, 2019 and 2018, the Company has no revenues from its oil, gas and mining properties operations.

The Company’s accounting year end is September 30.

The Company is a business that has not commenced planned principal operations. The Company is designed to engage in mineral exploration activities. The Company’s activities since inception have consisted of identifying oil, gas and mining properties. The Company is also in the process of raising additional equity capital to support its development activities to begin acquiring mining properties as soon as possible. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current plan to identify and acquire the mining properties.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include value of inventory and valuation of deferred tax assets. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2019 and September 30, 2018, the Company had no cash equivalents.

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At March 31, 2019 and 2018, the Company did not have any outstanding dilutive securities.

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of the new revenue standard by one year, and allowed entities the option to early adopt the new revenue standard as of the original effective date. There have been multiple standards updates amending this guidance or providing corrections or improvements on issues in the guidance. The requirements for these standards relating to Topic 606 are effective for interim and annual periods beginning after December 15, 2017. This standard permitted adoption using one of two transition methods, either the retrospective or modified retrospective transition method. The Company adopted these standards at the beginning of fiscal year 2019 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The Company evaluated the impact of adopting the new standard and concluded that there was no material impact on the Company’s revenue recognition policy.

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

The Company revenue recognition policy follows guidance from Accounting Standards Codification (ASC) 606, Revenue from Contract with Customers. Revenue is recognized when the Company transferred promised goods and services to the customer and in the amount that reflect the consideration to which the company expected to be entitled in exchange for those goods and services.

The Company applies the following five-step model in order to determine this amount:

(i)	Identify the contact with a customer;
(ii)	Identify the performance obligation of the contract
(iii)	Determine the transaction price;
(iv)	Allocate the transaction price to the performance obligations; and
(v)	Recognize revenue when (or as) the Company satisfies each performance obligation.

The Company has been in the exploration stage since its formation on November 13, 2016 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of oil, gas and mining properties.

(G) Mineral Property

Pursuant to Statement of FASB ASC No. 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. For the six months ended March 31, 2019 and 2018, the Company had expensed $690 and $0, respectively, related to the mineral rights acquisition and exploration costs.

(H) Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

(I) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	DUE TO OFFICER – RELATED PARTY

During the six months ended March 31, 2019, the majority shareholder loaned $ 9,826 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand. The company recorded $733 as an in-kind contribution of interest on the loan (See Note 4).

During the year ended September 30, 2018, the majority shareholder loaned $ 13,429 to the Company to pay Company expenses and was repaid $960. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $533 as an in-kind contribution of interest on the loan (See Note 4).

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

NOTE 3	STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001 per share. Preferred stock may be issued in one or more series. Rights and preferences are to be determined by the board of directors.

The Board of Directors has designated 1,000 shares of the preferred stock as Series A Preferred Stock. On March 29, 2017 Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value (See Note 4). At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to exercise voting power equal to 0.051% of the aggregate voting power. The holder of Series A Preferred Stock will receive dividends when and if they are declared by the Board of Directors. The Series A Preferred Stock has a liquidation preference of $0.00001 per share. As of March 31, 2019 and September 30, 2018, there were 1,000 shares of Series A Preferred Stock issued and outstanding.

(B) Common Stock Issued for Cash

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

As of March 31, 2019 and September 30, 2018, there were 7,841,550 and 7,841,550 shares of Common Stock issued and outstanding.

(C) In kind contribution of services

For the six months ended March 31, 2019, the Company recorded $2,400 as in kind contribution of services provided by President of the Company (See Note 4).

For the six months ended March 31, 2018, the Company recorded $2,400 as in kind contribution of services provided by President of the Company (See Note 4).

For the six months ended March 31, 2019, the Company recorded $733 as in kind contribution of interest on the loans provided by President of the Company (See Note 4).

For the six months ended March 31, 2018, the Company recorded $64 as in kind contribution of interest on the loans provided by President of the Company (See Note 4).

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

NOTE 4	RELATED PARTY TRANSACTIONS

For the six months ended March 31, 2019, the Company recorded $2,400 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the six months ended March 31, 2018, the Company recorded $2,400 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the six months ended March 31, 2019, the Company recorded $733 as in kind contribution of interest on the loans provided by President of the Company (See Note 3 (C)).

For the six months ended March 31, 2018, the Company recorded $64 as in kind contribution of interest on the loans provided by President of the Company (See Note 3 (C)).

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the six months ended March 31, 2019 and 2018, the Company had accrued rent expense of $500 and $0, respectively (See Note 6).

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the six months ended March 31, 2019 and 2018, the Company recorded $0 and $0, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves. Until the reserves are proven, the amounts paid are to be expensed (See Note 5).

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a 1% overriding royalty interest in Oil and Gas to the Company. The property is located in Converse County, WY (See Note 5).

On December 6, 2018 the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. The property is located in Crooks County, WY (See Note 5).

NOTE 5	OIL AND GAS PROPERTIES

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the six months ended March 31, 2019 and 2018, the Company recorded $0 and $0, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves. Until the reserves are proven, the amounts paid are to be expensed (See Note 4).

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

(UNAUDITED)

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a 1% overriding royalty interest in Oil and Gas to the Company. The property is located in Converse County, WY (See Note 4).

On December 6, 2018 the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. The property is located in Crooks County, WY (See Note 4).

NOTE 6	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the six months ended March 31, 2019 and 2018, the Company had accrued a rent expense of $500 and $0, respectively (See Note 4).

NOTE 7	GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company used cash in operations of $10,184 for the six months ended March 31, 2019, has an accumulated deficit of $54,460 at March 31, 2019, and has a net loss of $31,577 for the six months ended March 31, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8	SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the majority shareholder loaned $ 12,875 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Golden Royal was organized in November 2016, but did not commence operations until September 2018, when it acquired equity in certain oil and gas properties in Fremont County and Converse County, Wyoming. Then in December 2018 Golden Royal acquired ownership of precious metal rights in a parcel of land in Crooks County, Wyoming. All of these properties were acquired from Jacob Roth, who owns 95% of Golden Royal’s outstanding shares.

There are no mining operations taking place on any of the three properties; accordingly we recorded no revenue for the six months ended March 31, 2019. During the six months ended March 31, 2018 we had no business operations. We do not expect to record revenue unless (a) we resell one of our properties, (b) we receive payment by reason of the overriding royalty in Converse County or some similar property that we acquire in the future, or (c) we acquire sufficient cash recourses to permit us to participate in a drilling or mining project that yields revenue.

The operating expenses that we incurred - $30,844 during the six months ended March 31, 2019 and $5,739 during the six months ended March 31, 2018 - were attributable to the costs of sustaining Golden Royal’s initial administrative operations (including registration of the common stock with the Securities and Exchange Commission during the three months ended March 31, 2019) and securing its initial financing. In addition, we incurred interest expense of $733 and $64 for the six month periods ended March 31, 2019 and 2018, respectively, because we imputed interest on the funds that Jacob Roth has loaned to Golden Royal to sustain its operations. Mr. Roth contributed the accrued interest to the capital of the Company.

By reason of the expenses described above, Golden Royal incurred net losses of $9,792 and $2,372 in the three month periods ending March 31, 2019 and 2018, respectively, and net losses of $31,577 and $5,803 in the six month periods ended March 31, 2019 and 2018, respectively. We will continue to incur net losses until we initiate revenue-producing operations.

Liquidity and Capital Resources

Our operations used $10,184 in cash during the six months ended March 31, 2019, and $7,870 in cash during the six months ended March 31, 2018. Our use of cash was less than our net loss primarily because we increased our accounts payable and amortized prepaid expenses. The cash used in operations was provided primarily by loans from Jacob Roth, which were supplemented by a total of $960 raised through the sale of 9,600 shares of Golden Royal common stock.

At March 31, 2019 we had a working capital deficit of $36,845, an increase of $28,444 during the first six months of fiscal 2019, approximately equal to our net loss for the quarter.

In order for us to initiate participation in mineral exploration projects, we estimate that we will require approximately $2.5 million in capital. We plan to obtain that capital by issuing equity securities, either capital stock or convertible debt. To date, however, we have received no commitments for funds. Accordingly, the opinion of our independent registered public accounting firm with respect to our fiscal 2018 and 2017 financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern. That doubt will be alleviated only when we obtain the funds necessary to initiate profitable operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2019, Jacob Roth, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

●	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.

●	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on his evaluation, Mr. Roth concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2019 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Golden Royal’s second fiscal quarter that has materially affected or is reasonably likely to materially affect Golden Royal’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A	Risk Factors

There have been no material changes from the risk factors included in the Registration Statement on Form 10/A (Amendment No. 1) filed with the Securities and Exchange Commission on March 4, 2019.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

There were no unregistered sales of equity securities by the Company during the second quarter of fiscal year 2019.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2019.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ROYAL DEVELOPMENT INC.

Date: May 15, 2019	By:	/s/ Jacob Roth
Jacob Roth, Chief Executive Officer
and Chief Financial Officer

*   *   *   *   *

