Form 10-Q
period 2019-06-30
Golden Royal Development Inc.
filed 2019-12-13
CIK 1761534

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Issuer’s Telephone Number: 800-320-7898

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	Not Applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer__ Accelerated filer__ Non-accelerated filer__ Smaller reporting company [X]

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

December 13, 2019

Common Voting Stock: 7,841,550

GOLDEN ROYAL DEVELOPMENT INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2019

Golden Royal Development, Inc.

Condensed Balance Sheets

	June 30, 2019	September 30, 2018
	(Unaudited)

ASSETS
Current Assets
Cash	$1,044	$482
Prepaid expenses	-	5,900

Total Assets	$1,044	$6,382

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$21,681	$-
Accounts payable - related party	800	-
Due to officer - related party	44,654	14,783

Total Liabilities	67,135	14,783

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized	-	-
Series A Preferred stock, $0.00001 par value; 1,000 shares designated, 1,000 and 1,000, issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 7,841,550 and 7,841,550 issued and outstanding, respectively	78	78
Additional paid-in capital	19,487	14,403
Accumulated deficit	(85,657)	(22,883)

Total Stockholders’ Deficit	(66,091)	(8,401)

Total Liabilities and Stockholders’ Deficit	$1,044	$6,382

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	9,350	188	35,663	2,657
General and administrative	21,096	2,031	25,627	5,301
Total Operating Expenses	30,446	2,219	61,290	7,958

Loss from Operations	(30,446)	(2,219)	(61,290)	(7,958)

Other Expenses
Interest Expense	(751)	(143)	(1,484)	(207)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(31,197)	(2,362)	(62,774)	(8,165)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(31,197)	$(2,362)	$(62,774)	$(8,165)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,841,550	7,841,550	7,841,550	7,836,239

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development, Inc.

Condensed Statement of Stockholders’ Deficit

For the three and nine months ended June 30, 2018

(Unaudited)

			Series A -				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2017	-	$-	1,000	$1	7,831,950	$78	$8,110	$(11,731)	$(3,542)

Common stock issued for cash ($0.10 per share)	-	-	-	-	4,600	-	460	-	460

In kind contribution of services and interest	-	-	-	-	-	-	1,232	-	1,232

Net loss for the three months ended December 31, 2017	-	-	-	-	-	-	-	(3,431)	(3,431)

Balance, December 31, 2017 (Unaudited)	-	$-	1,000	$1	7,836,550	$78	$9,802	$(15,162)	$(5,281)

Common stock issued for cash ($0.10 per share)	-	-	-	-	5,000	-	500	-	500

In kind contribution of services and interest	-	-	-	-	-	-	1,232	-	1,232

Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	(2,372)	(2,372)

Balance, March 31, 2018 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$11,534	$(17,534)	$(5,921)

In kind contribution of services and interest	-	-	-	-	-	-	1,343	-	1,343

Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	(2,362)	(2,362)

Balance, June 30, 2018 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$12,877	$(19,896)	$(6,940)

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development, Inc.

Condensed Statement of Stockholders’ Deficit

For the three and nine months ended June 30, 2019

(Unaudited)

			Series A -				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2018	-	$-	1,000	$1	7,841,550	$78	$14,403	$(22,883)	$(8,401)

In kind contribution of services and interest	-	-	-	-	-	-	1,521	-	1,521

Net loss for the three months ended December 31, 2018	-	-	-	-	-	-	-	(21,785)	(21,785)

Balance, December 31, 2018 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$15,924	$(44,668)	$(28,665)

In kind contribution of services and interest	-	-	-	-	-	-	1,612	-	1,612

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	(9,792)	(9,792)

Balance, March 31, 2019 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$17,536	$(54,460)	$(36,845)

In kind contribution of services and interest	-	-	-	-	-	-	1,951	-	1,951

Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	-	(31,197)	(31,197)

Balance, June 30, 2019 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$19,487	$(85,657)	$(66,091)

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018
Cash Flows From Operating Activities:

Net Loss	$(62,774)	$(8,165)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	5,084	3,807
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	5,900	(5,120)
Increase in accounts payable - related party	800	-
Increase (Decrease) in accounts payable and accrued expenses	21,681	(1,223)
Net Cash Used In Operating Activities	(29,309)	(10,701)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from common stock issued for cash	-	960
Cash overdraft	-	(4)
Proceeds from/due to officers	29,871	9,809
Net Cash Provided by Financing Activities	29,871	10,765

Net Increase in Cash	562	64

Cash at Beginning of Period	482	-

Cash at End of Period	$1,044	$64

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements.

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

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

Golden Royal Development, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 13, 2016.

As of June 30, 2019 and 2018, the Company has no revenues from its oil, gas and mining properties operations.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2019 and September 30, 2018, the Company had no cash equivalents.

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At June 30, 2019 and 2018, the Company did not have any outstanding dilutive securities.

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

AS OF JUNE 30, 2019

(UNAUDITED)

The Company revenue recognition policy follows guidance from Accounting Standards Codification (ASC) 606, Revenue from contract with customers. Revenue is recognized when the Company transferred promised goods and services to the customer and in the amount that reflect the consideration to which the company expected to be entitled in exchange for those goods and services.

The Company applies the following five-step model in order to determine this amount:

(i)	Identification of Contact with a customer;
(ii )	Identify the performance obligation of the contract
(iii)	Determine transaction price;
(iv)	Allocation of the transaction price to the performance obligations; and
(v)	Recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company has been in the exploration stage since its formation on November 13, 2016 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of oil, gas and mining properties.

(G) Mineral Property

Pursuant to Statement of FASB ASC No. 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. For the nine months ended June 30, 2019 and 2018, the Company had expensed $1,050 and $0, respectively, related to the mineral rights acquisition and exploration costs.

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

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(UNAUDITED)

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

During the nine months ended June 30, 2019, the majority shareholder loaned $ 29,871 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand. The company recorded $1,484 as an in-kind contribution of interest on the loan (See Note 4).

During the year ended September 30, 2018, the majority shareholder loaned $ 13,429 to the Company to pay Company expenses and was repaid $960. The loan is non-interest bearing, unsecured and due on demand. The company recorded $533 as an in-kind contribution of interest on the loan (See Note 4).

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(UNAUDITED)

NOTE 3	STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company was incorporated on November 13, 2016. On March 29, 2017, the Company authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001 per share. Preferred stock may be issued in one or more series. Rights and preferences are to be determined by the board of directors.

The Board of Directors has designated 1,000 shares of the preferred stock as Series A Preferred Stock. On March 29, 2017 Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value (See Note 4). At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to exercise voting power equal to 0.051% of the aggregate voting power. The holder of Series A Preferred Stock will receive dividends when and if they are declared by the Board of Directors. The Series A Preferred Stock has a liquidation preference of $0.00001 per share. As of June 30, 2019 and September 30, 2018, there were 1,000 shares of Series A Preferred Stock issued and outstanding.

(B) Common Stock Issued for Cash

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

As of June 30, 2019 and September 30, 2018, there were 7,841,550 and 7,841,550 shares of Common Stock issued and outstanding.

(C) In kind contribution of services

For the nine months ended June 30, 2019, the Company recorded $3,600 as in kind contribution of services provided by President of the Company (See Note 4).

For the nine months ended June 30, 2018, the Company recorded $3,600 as in kind contribution of services provided by President of the Company (See Note 4).

For the nine months ended June 30, 2019, the Company recorded $1,484 as in kind contribution of interest on the loans provided by President of the Company (See Note 4).

For the nine months ended June 30, 2018, the Company recorded $207 as in kind contribution of interest on the loans provided by President of the Company (See Note 4).

NOTE 4	RELATED PARTY TRANSACTIONS

For the nine months ended June 30, 2019, the Company recorded $3,600 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the nine months ended June 30, 2018, the Company recorded $3,600 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(UNAUDITED)

For the nine months ended June 30, 2019, the Company recorded $1,484 as in kind contribution of interest on the loans provided by President of the Company (See Note 3 (C)).

For the nine months ended June 30, 2018, the Company recorded $207 as in kind contribution of interest on the loans provided by President of the Company (See Note 3 (C)).

During the nine months ended June 30, 2019, the majority shareholder loaned $ 29,871 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand. The company recorded $1,484 as an in-kind contribution of interest on the loan (See Note 2).

During the year ended September 30, 2018, the majority shareholder loaned $ 13,429 to the Company to pay Company expenses and was repaid $960. The loan is non-interest bearing, unsecured and due on demand. The company recorded $533 as an in-kind contribution of interest on the loan (See Note 2).

The Board of Directors has designated 1,000 shares of the preferred stock as Series A Preferred Stock. On March 29, 2017 Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value (See Note 3 (A)).

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the nine months ended June 30, 2019 and 2018, the Company had accrued rent expense of $800 and $0, respectively (See Note 6).

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the nine months ended June 30, 2019 and 2018, the Company recorded $360 and $0, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves, until the reserves are proven, the amounts paid are to be expensed (See Note 5).

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

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

(UNAUDITED)

NOTE 5	OIL AND GAS PROPERTIES

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the nine months ended June 30, 2019 and 2018, the Company recorded $360 and $0, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves, until the reserves are proven, the amounts paid are to be expensed (See Note 4).

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

Operating Lease Agreement

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the nine months ended June 30, 2019 and 2018, the Company had accrued rent expense of $800 and $0, respectively (See Note 4).

NOTE 7	GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company used cash in operations of $29,309 for the nine months ended June 30, 2019, has an accumulated deficit of $85,657 at June 30, 2019, and has a net loss of $62,774 for the nine months ended June 30, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8	SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

There are no mining operations taking place on any of the three properties; accordingly we recorded no revenue for the nine months ended June 30, 2019. During the nine months ended June 30, 2018 we had no business operations. We do not expect to record revenue unless (a) we resell one of our properties, (b) we receive payment by reason of the overriding royalty in Converse County or some similar property that we acquire in the future, or (c) we acquire sufficient cash recourses to permit us to participate in a drilling or mining project that yields revenue.

The operating expenses that we incurred - $61,290 during the nine months ended June 30, 2019 and $7,958 during the nine months ended June 30, 2018 - were attributable to the costs of sustaining Golden Royal’s initial administrative operations (including registration of the common stock with the Securities and Exchange Commission during the three months ended March 31, 2019) and securing its initial financing. In addition, we incurred interest expense of $1,484 and $207 for the nine month periods ended June 30, 2019 and 2018, respectively, because we imputed interest on the funds that Jacob Roth has loaned to Golden Royal to sustain its operations. Mr. Roth contributed the accrued interest to the capital of the Company.

By reason of the expenses described above, Golden Royal incurred net loss of $31,197 and $2,362 in the three month periods ending June 30, 2019 and 2018, respectively, and net loss of $62,774 and $8,165 in the nine month periods ended June 30, 2019 and 2018, respectively. We will continue to incur net loss until we initiate revenue-producing operations.

Liquidity and Capital Resources

Our operations used $29,309 in cash during the nine months ended June 30, 2019, and $10,701 in cash during the nine months ended June 30, 2018. Our use of cash during the current fiscal year was less than our net loss primarily because we increased our accounts payable and amortized prepaid expenses. During the nine months ended June 30, 2018, our use of cash exceeded our net loss because we increased our prepaid expenses. The cash used in operations was provided primarily by loans from Jacob Roth, which were supplemented during the nine months ended June 30, 2018 by a total of $960 raised through the sale of 9,600 shares of Golden Royal common stock.

At June 30, 2019 we had a working capital deficit of $66,091, an increase of $57,690 during the first nine months of fiscal 2019, approximately equal to our net loss for that nine month period.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2019, Jacob Roth, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Roth concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2019 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Golden Royal’s third fiscal quarter that has materially affected or is reasonably likely to materially affect Golden Royal’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A	Risk Factors

There have been no material changes from the risk factors included in the Registration Statement on Form 10/A (Amendment No. 1) filed with the Securities and Exchange Commission on March 4, 2019.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

There were no unregistered sales of equity securities by the Company during the third quarter of fiscal year 2019.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2019.

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

GOLDEN ROYAL DEVELOPMENT INC.

	By:	/s/ Jacob Roth
Date: December 13, 2019		Jacob Roth, Chief Executive Officer and Chief Financial Officer

* * * * *

