Form 10-K
period 2019-09-30
Golden Royal Development Inc.
filed 2020-01-13
CIK 1761534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED September 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File No. 0-56017

GOLDEN ROYAL DEVELOPMENT INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-4563277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

543 Bedford Ave., Suite 176, Brooklyn, NY 11211

(Address of principal executive offices)

Issuer’s Telephone Number, including Area Code: 800-320-7898

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	Not Applicable

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.00001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2019 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $0, as there was no market for the common stock.

As of January 13, 2020, there were 7,841,550 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Golden Royal Development Inc. Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A of this Report, entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

Item 1. Business

Golden Royal Development Inc. (“Golden Royal”) was organized near the end of 2016 to engage in the business of purchasing and selling mineral leases and other interests in mineral rights. If Golden Royal is able to secure adequate financing, Golden Royal may also participate in drilling and/or mining operations. At present, Golden Royal’s cash resources are sufficient only to fund its ongoing operations. The operating assets that it now owns have been contributed by Jacob Roth, Golden Royal’s majority shareholder.

Oil and Gas Properties

On September 27, 2018, Jacob Roth assigned to Golden Royal all of the beneficial interest in two Wyoming oil and gas interests held in Jacob Roth’s name, and Golden Royal assumed responsibility for the expenses that accrue in relation to those interests. Specifically, the Assignment Agreement transfers to Golden Royal “all of the benefits that may accrue to (Jacob Roth) from ownership of the Interests, including any receipts of cash or distribution of assets, as well as the proceeds realized on sale of either Interest, any of which shall be promptly transferred by Roth to Golden Royal upon receipt.” Conversely, Golden Royal assumed “responsibility for prompt payment of all fees, rents, taxes and any other financial liabilities as may accrue to Roth by reason of his record ownership of the Interests. The assignment and assumption will be effective until Jacob Roth ceases to be record owner of the Interests.

The oil and gas interests now owned beneficially by Golden Royal, by reason of the aforesaid Assignment Agreement, are:

Fremont County, WYW-185478. This is a ten year mineral lease on 240 acres of public lands in Fremont County, Wyoming. The lease was granted to Jacob Roth by the United States Department of the Interior Bureau of Land Management, effective on February 1, 2017. The lease affords the lessee the exclusive right to drill for, remove and dispose of oil and gas (except helium) in the leased premises, which includes the right to build improvements necessary for the drilling operations. Jacob Roth paid a $415 filing fee to acquire the lease, and an annual rental fee of $360 is charged by the Bureau of Land Management. We do not know whether there is any drilling activity being conducted on lands in the vicinity of our leasehold.

Converse County, WYW-177129. This is a 1% overriding royalty in an oil and gas lease on 320 acres of public lands in Converse County, Wyoming. The lease was granted in 2010 by the Bureau of Land Management to Royal Energy Resources, Inc., a company then controlled by Jacob Roth, in exchange for a fee of approximately $10,000. In 2012 Royal Energy Resources sold the lease to Chase Oil Corporation for a cash payment of approximately $16,000, but retained the 1% overriding royalty. In 2017 Chase Oil Corporation transferred the lease to Grayson Powder River, LLC, subject to the overriding royalty. The overriding royalty was assigned by Royal Energy Resources to Jacob Roth in 2015, when he terminated his relationship with Royal Energy Resources. The underlying lease and, therefore, the overriding royalty will terminate on September 1, 2020, except that they will continue with respect to any production from a well drilled prior to September 1, 2020. No well has been drilled to date, and we are not aware of any plan by Grayson Powder River, LLC to drill a well on the acreage.

Precious Metal Interests

On December 6, 2018, Golden Royal and Jacob Roth entered into a second Assignment Agreement, which is identical to the September 27, 2018 Assignment Agreement except for the identity of the lease that is the subject of the agreement. The December 6, 2018 Assignment Agreement transfers to Golden Royal all of the beneficial interest in the following leasehold:

Crooks County, Wyoming Lease 0-43552. This is a lease granted to Jacob Roth on December 6, 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee. The lease grants to Jacob Roth the right to prospect for, develop, produce and market such gold, silver and precious metals as may be found in 640 acres of public land located in Crooks County, Wyoming. We do not know whether there is any mining activity on land in the vicinity of our leasehold.

Currently, Golden Royal does not have the resources, personnel or infrastructure necessary to engage in oil and gas drilling or precious metal mining. Therefore, at the present time, Golden Royal is holding the three mineral interests described above, and plans to invest in additional mineral interests, as an investment with an eye towards resale. Our purpose in making these investments is to take advantage of increases in the value of the leaseholds that may occur. Such increases could be caused by higher global energy prices, new technologies that make exploration and drilling more cost efficient, or the emergence of markets for other resources located in the leased acreage. If any such circumstances, or any other causal factors, result in an increase in the market value of Golden Royal’s leaseholds, we will seek to negotiate a sale at a profit of the affected leasehold.

Our long term plan is to develop a capability of participating in the development of oil and gas properties. We do not anticipate becoming an independent producer of oil or gas. But we do plan to seek capital resources that will enable us to invest in drilling activity carried on by established producers. Our plan is to offer our capital stock to investors in private or public offerings and obtain approximately $2.5 million in capital contributions. We believe that cash resources in that amount would enable us to participate as a significant investor in a number of drilling programs sufficient to minimize the risk that all of our drilling programs will fail.

Proved Reserves and Estimated Future Net Revenue

The Securities and Exchange Commission defines proved oil and gas reserves as the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

The process of estimating oil and natural gas reserves is complex and requires significant judgment. Our policies regarding booking reserves require proved reserves to be in compliance with the SEC definitions and guidance. Since neither of our oil and gas properties is currently in production, we currently have no proved reserves.

Title to Properties

Title to mineral properties is subject to contractual arrangements customary in the oil and gas industry or the precious metals industry, as applicable, liens for current taxes not yet due and, in some instances, other encumbrances. We believe that such burdens do not materially detract from the value of our properties or from the respective interests therein or materially interfere with their use in the operation of our business.

As is customary in the minerals extraction industries, other than a preliminary review of local records, little investigation of record title is made at the time of acquisitions of undeveloped properties. Investigations, which generally include a title opinion of outside counsel, are made prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties.

Competition

The market for mineral leases has been substantially changed by the policies of the Trump Administration. In the past two years, the Department of the Interior has dramatically increased the number of acres of public land that it has made available for mineral leasing: during the 2018 fiscal year three times as much land was offered in auction as during the average of fiscal 2013 through fiscal 2016. Further, Interior Department regulations provide that if a parcel of mineral rights pass through auction without attracting a bid, then during the following two years anyone can purchase the rights with an upfront fee of $1.50 per acre. The combination of an increase in available land with the opportunity for purchase at negligible prices has caused a marked reduction in the average price of mineral leases. In Montana, for example, the average lease price for oil and gas properties in 2018 was 20% of the average price in 2016.

The marked reduction in the price of mineral leases has drawn many more participants into the market, particularly speculative investors similar to Golden Royal. Many market participants are speculating that the widespread protests against the post-auction “giveaways” will result in changes to regulations, which will lead the an increase in average lease prices. This activity creates demand that has, to some extent, offset the effect on lease prices of current Interior Department policies.

The competition that we will face in the coming years, therefore, will depend in large part on the policies of the Interior Department. For the period after 2020, the nature of those policies will likely depend on the outcome of the national elections in 2020.

Governmental Regulations, Approval, Compliance

If we elect to participate directly in development of oil and gas properties, our operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulations includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Our operations are or will be also subject to various conservation matters, including the regulation of the size of drilling and spacing units or pro-ration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

If we elect to participate directly in mining the acreage on which we hold precious metal rights, we will primarily be restricted by federal and state environmental regulations, which significantly restrict the methods that can be employed in extracting precious metals, and require remediation of damage done to the environments in which we may mine. Such regulations will increase the cost of mining significantly, and accordingly reduce the profitability of our mining and, most significantly, our ability to attract investors to participate in any such mining activities.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in the energy industry. We do not anticipate any material capital expenditures to comply with federal and state environmental requirements.

Environmental

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes and/or certain mining waste as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes and mining wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term “hazardous substances.” A number of federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Although, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of “solid wastes” and “hazardous wastes,” certain oil and gas materials and wastes are exempt from the definition of “hazardous wastes,” this exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations may be generated.

We will rely on the operator of the properties in which we have an interest to be in substantial compliance with applicable laws, rules and regulations relating to the control of emissions at all facilities on those properties. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. If we undertake drilling or mining operations, compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position.

Employees

It is anticipated that the only active employee of this business in the near future will be Jacob Roth, its President. All operative functions, such as acquiring or disposing of energy investments, will be handled by the President or independent contractors and consultants.

Item 1A. Risk Factors

Investing in our common stock will involve risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks is realized, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

I. RISKS ASSOCIATED WITH BUSINESS OF COMPANY

Our auditor has indicated that there is a substantial doubt as to whether we will be able to continue as a going concern.

In its report on our financial statements for the years ended September 30, 2019 and 2018, our independent registered public accounting firm has stated that the fact that Golden Royal has not generated any revenues and does not have positive cash flow from operations raises substantial doubt as to our ability to continue as a going concern. A “going concern” opinion is an indication that the auditor’s review of the company’s resources and business activities raised doubt as to whether the company will be able to realize its assets and discharge its liabilities in the ordinary course of business. The risk of investing in a company whose financial statements carry a going concern opinion is that you are likely to lose all of your investment if the company fails to continue as a going concern. In the case of Golden Royal, the fact that we have minimal assets and no source of revenue means that we will continue as a going concern only if we are able to obtain the funds necessary to implement our business plan and are successful in that implementation. If we are not able to convert our business into a going concern, investors in Golden Royal will lose their investment.

We may be unable to sustain operations and we will certainly not be able to acquire mineral rights and expand operations until we raise significant funds.

Our company at this time has a working capital deficit. We are currently sustaining operations by relying on capital contributions and loans by Jacob Roth, our Chief Executive Officer. In order for Golden Royal to develop, we must find alternative financing sources; otherwise we will not be able to continue the development of our business. In addition, in order to achieve the second level of our business plan, in which we participate in drilling operations, it will be necessary that we obtain approximately 2.5 million dollars of capital. Since we have no assets to pledge against debt, it is likely that any capital we obtain will be the proceeds from a sale of equity or equity-related debt. If we cannot persuade investors to purchase a sufficient amount of our equity, we will not be able to do more than make occasional purchases of low-priced, high-risk mineral rights.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

We will require approximately $2.5 million in financing to fund the full implementation of our business plan. We may not be able to obtain financing on favorable terms, if at all. If we raise funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

The administrative costs of public company regulatory compliance could become burdensome and consume a significant amount of the Company’s cash resources, which could materially and adversely affect its business.

Golden Royal will incur significant costs and expenses in connection with assuring compliance with all laws, rules and regulations applicable to it as a public company. The Company anticipates that its ongoing costs and expenses of complying with our public reporting company obligations will be approximately $50,000 annually. The Company’s compliance costs and expenses could increase substantially if it applies for trading of its securities on a national stock exchange which may have listing requirements that engender additional administration and compliance costs. The Company will assign a high priority to establishing and maintaining controls, procedures, corporate compliance and public company reporting; however, there can be no assurance that the Company will have sufficient cash resources available to satisfy its public company reporting and compliance obligations. If the Company is unable to cover the cost of proper administration of its public company compliance and reporting obligations, the Company could become subject to sanctions, fines and penalties, its stock could be barred from trading in public capital markets, and it may have to cease doing business.

The mineral exploration and mining industry is highly competitive and there is no assurance that the company will be successful.

The mineral exploration and mining industry is intensely competitive, and the Company competes with other companies that have greater resources. Many of these companies not only explore for and produce minerals but also market minerals and other products on a regional, national or worldwide basis. These companies will be able to pay more for productive mineral properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than Golden Royal’s financial or human resources permit. In addition, these companies will have a greater ability to continue exploration activities during periods of low mineral market prices. The Company’s larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than Golden Royal can, which would adversely affect its competitive position. The Company’s ability to acquire additional properties and to discover productive prospects in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because Golden Royal has fewer financial and human resources than many companies in its industry, the Company may be at a disadvantage in bidding for exploratory prospects and producing mineral properties.

Any change in government regulation/administrative practices may have a negative impact on Golden Royal’s ability to operate and its profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in any applicable jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter Golden Royal’s ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on the Company. In particular, any change in the current policies of the U.S. Department of the Interior regarding leasing of mineral interests in public lands could cause a significant alteration in the potential profitability of our investment strategy. Any or all of these situations may have a negative impact on the Company’s ability to operate and/or its profitably.

Golden Royal has limited mineral property assets or interests and cannot guarantee that it will identify or acquire any additional viable mineral property assets or interests.

Golden Royal presently has only 1,200 acres of mineral property assets, none of which are in development. The Company is currently seeking to identify mineral properties to acquire but the Company cannot guarantee it will find any valuable mineral properties. Accordingly, the Company has no means of producing any income at this time. Even if the Company acquires a mineral property interest on land that becomes developed by a mining company, the Company cannot guarantee that it will be able to capitalize on the increased value of its leasehold.

If the Company cannot acquire any viable mineral property assets or mineral property interests, or cannot find any minerals on such mineral properties, or it is not economical to recover the minerals from those mineral properties, the Company will have to cease operations.

The Company does not have sufficient funds to operate profitably as an investor in mineral properties.

Golden Royal will need to obtain additional financing in order to invest in drilling or mining operations, which will be necessary for the Company to attain profitability. The Company currently does not have any operations and has generated no revenue from mining operations. A proposed mineral exploration program will call for significant expenses in connection with the exploration of the respective mineral property. We estimate that the Company will need to raise additional capital of approximately $2,500,000 to enable it to participate in drilling or mining operations. Obtaining additional financing would be subject to a number of factors, including the market prices for minerals, investor acceptance of the Company’s mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company. The most likely source of future funds presently available to the Company is through sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. The only other anticipated alternatives for the financing of a proposed mineral exploration program would be (1) the offering by the Company of an interest in a mineral property to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated, or (2) private loans.

Our success is dependent on the continued employment of Jacob Roth, our President and Chairman of the Board.

The success of Golden Royal depends to a large degree upon the personal efforts and ability of Mr. Roth, the loss of whose services, whether through disability, illness, death or severance of employment, would have a materially adverse effect on the Company.

The Company’s principal officer and director may be subject to conflicts of interest.

Jacob Roth, the Company’s principal officer and director, will devote to the Company’s affairs such time as he deems necessary to accomplish the Company’s business plan. However, Mr. Roth may also devote part of his working time to other business endeavors, including consulting relationships with other entities, and may have responsibilities to these other entities which would result in conflicts of interest. Such conflicts include deciding how much time to devote to the Company’s affairs, as well as what business opportunities should be presented to the Company. Because of these relationships, Mr. Roth could be subject to conflicts of interest. Currently, Golden Royal has no policy in place to address such conflicts of interest.

II. RISKS RELATED TO OUR COMMON STOCK

Out Chief Executive Officer owns a majority of the outstanding common stock, which enables him to exercise complete control over all corporate matters.

Jacob Roth, our Chief Executive Officer, owns over 95% of our outstanding common stock and, by reason of his ownership of Series A Preferred Stock, controls over 97% of the voting power in the Company. As a result, Mr. Roth can exercise control over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Because Delaware law permits shareholders to act by written consent in lieu of holding a meeting of shareholders, the affairs of the Company may be carried on without need for any meeting of the shareholders. This situation may prevent the minority shareholders from participating in any way in the management of the Company. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with the best interest of the Company or the interests of other stockholders.

The Company is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. The current members of the Board of Directors were appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that the current directors will appoint them. As a result, the shareholders of the Company will have no effective means of exercising control over the operations of the Company.

Delaware law and our articles of incorporation may protect the company’s directors from certain types of lawsuits.

Delaware law provides that the Company’s officers and directors will not be liable to the Company or its stockholders for monetary damages for all but certain types of conduct as officers and directors. Golden Royal’s Certificate of Incorporation requires the Company to indemnify officers and directors of the Company against all damages incurred in connection with the Company’s business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against the Company’s officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use the Company’s limited assets to defend its officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Failure to maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley Act would lead to loss of investor confidence in the Company’s reported financial information.

Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, on a quarterly basis the Company will be required to furnish a report by its management on the Company’s internal control over financial reporting. If the Company cannot provide reliable financial reports or prevent fraud, then its business and operating results could be harmed, investors could lose confidence in the Company’s reported financial information, and the trading price of the Company’s stock could drop significantly.

To maintain compliance with Section 404 of the Act, the Company will engage in a process to document and evaluate its internal control over financial reporting, which is both costly and challenging and will require management to dedicate scarce internal resources and to retain outside consultants.

During the course of the Company’s testing, management may identify deficiencies which the Company may not be able to remediate in time for securities disclosure reporting deadlines. In addition, if the Company fails to maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, the Company may not be able to ensure that it can conclude on an ongoing basis that the Company has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for the Company to produce reliable financial reports and are important to helping prevent financial fraud.

The Company may fail to secure a listing for its common stock or, even if it obtains a listing, trading in the common stock may be inadequate to provide liquidity for our shareholders.

We plan in the near future to request that a market maker apply to list our common stock on an interdealer electronic quotation system, such as the OTC Pink Market or the OTCQB. Many market makers refuse to be involved in such applications, as the process of applying for a listing consumes the time and effort of their personnel, and often provides little or no reward to the market maker. If we are unable to persuade a market maker to sponsor our common stock on an interdealer electronic quotation system, we will not obtain a listing, and our common stock will remain illiquid. The application process itself is likely to take several months, and will not necessarily result in a listing, as FINRA, which must authorize the listing, has discretion to refuse a listing to a security for many possible reasons pertaining to the likely character of the trading market that could develop in the security. Finally, even if and when our common stock does become listed, the small number of holders of our common stock means that for some indefinite period of time the trading volume in our common stock will be very low. For all of these reasons, for some period of the future, our shareholders may find it difficult or impossible to sell their shares when they wish and for prices they consider reasonable.

An active market will not develop unless broker-dealers develop interest in trading the Company’s shares, and the Company may be unable to generate interest in its shares among broker-dealers until the Company generates meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of the Company’s shares may be unable to sell them publicly. In the absence of an active trading market:

●	Investors may have difficulty buying and selling the Company’s shares or obtaining market quotations;
●	Market visibility for the Company’s common stock may be limited; and
●	A lack of visibility for the Company’s common stock may depress the market price for its shares.

Moreover, the market price for the Company’s shares is likely to be highly volatile and subject to wide fluctuations in response to various factors, including the following: (i) actual or anticipated fluctuations in the Company’s quarterly operating results and revisions to its expected results; (ii) changes in financial estimates by securities research analysts; (iii) conditions in the market for the Company’s products; (iv) changes in the economic performance or market valuations of companies specializing in the mining industries; (v) announcements by the Company or its competitors of new industry mining techniques, strategic relationships, joint ventures or capital commitments; (vi) addition or departure of key personnel; (vii) litigation related to any intellectual property; and (viii) sales or perceived potential sales of the Company’s shares.

The Company’s common stock will likely be considered to be “penny stock.”

If a market develops for the common stock of Golden Royal, it is likely that the Company’s common stock will be considered to be a “penny stock” because it will meet one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, shareholders may have difficulty in selling their shares and could lose all of their investment.

The Company has not paid any cash dividends in the past and will not pay any cash dividends in the foreseeable future

Golden Royal has not paid any cash dividends on its common stock. The Company generally intends to retain future earnings, if any, for reinvestment in the development and expansion of its business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which the Company may issue. Any future determination to pay cash dividends will be at the discretion of the Company’s board of directors and depend on its financial condition, results of operations, capital and legal requirements and such other factors as the board of directors deems relevant.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

The Company’s only physical property is its executive office, Suite 176 at 543 Bedford Avenue in Brooklyn, New York. The Company leases the premises from Jacob Roth, its Chief Executive Officer, for a rental fee of $100 per month. Prior to November 1, 2018, Mr. Roth provided the office to the Company free of charge.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

(a) Market Information

There has never been a market for the Company’s common stock.

(b) Shareholders

Our shareholders list contains the names of 38 stockholders of record of the Company’s Common Stock.

(c) Dividends

The Company has not, within the past decade, paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of September 30, 2019.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2019.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of fiscal 2019.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis

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

There are no mining operations taking place on any of the three properties; accordingly we recorded no revenue for either the year ended September 30, 2019 or the year ended September 30, 2018. We do not expect to record revenue unless (a) we resell one of our properties, (b) we receive payment by reason of the overriding royalty in Converse County or some similar property that we acquire in the future, or (c) we acquire sufficient cash recourses to permit us to participate in a drilling or mining project that yields revenue.

The operating expenses that we incurred - $71,063 during the year ended September 30, 2019 and $10,618 during the year ended September 30, 2018 - were attributable to the costs of sustaining Golden Royal’s initial administrative operations (including registration of the common stock with the Securities and Exchange Commission during the three months ended March 31, 2019) and securing its initial financing. In addition, we incurred interest expense of $2,346 and $534 for the years ended September 30, 2019 and 2018, respectively, because we imputed interest on the funds that Jacob Roth has loaned to Golden Royal to sustain its operations. Mr. Roth contributed the accrued interest to the capital of the Company.

By reason of the expenses described above, Golden Royal incurred a net loss of $73,409 in the year ended September 30, 2019 and a net loss of $11,152 in the year ended September 30, 2018. We will continue to incur net losses until we initiate revenue-producing operations.

Liquidity and Capital Resources

Our operations used $29,551 in cash during the year ended September 30, 2019, and $12,942 in cash during the year ended September 30, 2018. Our use of cash during the current fiscal year was less than our net loss primarily because we increased our accounts payable and amortized prepaid expenses. During the year ended September 30, 2018, our use of cash exceeded our net loss because we increased our prepaid expenses.

In both years, the cash used in operations was provided primarily by loans from Jacob Roth, which were supplemented during the year ended September 30, 2018 by a total of $960 raised through the sale of 9,600 shares of Golden Royal common stock.

At September 30, 2019, we had a working capital deficit of $74,664, an increase of $66,263 during fiscal year 2019.

In order for us to initiate participation in mineral exploration projects, we estimate that we will require approximately $2.5 million in capital. We plan to obtain that capital by issuing equity securities, either capital stock or convertible debt. To date, however, we have received no commitments for funds. Accordingly, the opinion of our independent registered public accounting firm with respect to our fiscal 2019 and 2018 financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern. That doubt will be alleviated only when we obtain the funds necessary to initiate profitable operations.

Item 7a Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page

F-1	Report of Independent Registered Public Accounting Firm.

F-2	Balance Sheets as of September 30, 2019 and 2018.

F-3	Statements of Operations for the Years Ended September 30, 2019 and 2018.

F-4	Statement of Stockholders’ Deficit for the Year Ended September 30, 2018.

F-5	Statement of Stockholders’ Deficit for the Year Ended September 30, 2019.

F-6	Statements of Cash Flows for the Years Ended September 30, 2019 and 2018.

F-7 to F-14	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Golden Royal Development, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Royal Development, Inc. (the Company) as of September 30, 2019 and 2018, and the related statements of income, comprehensive income, stockholders’ deficit, and cash flows for the years ended September 30, 2019 and 2018 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years ended September 30, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 in the financial statements, the Company use cash in operations of $29,551, an accumulated deficit of $96,292, and has a net loss of $73,409 for the year ended September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Liggett & Webb, P.A.

Liggett & Webb, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2018.

Boynton Beach, Florida

January 10, 2020

Golden Royal Development Inc.

Balance Sheets

	September 30, 2019	September 30, 2018

ASSETS

Current Assets
Cash	$-	$482
Prepaid expenses	-	5,900

Total Assets	$-	$6,382

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$29,712	$-
Cash overdraft	19	-
Accounts payable - related party	1,100	-
Due to officer - related party	43,833	14,783

Total Liabilities	74,664	14,783

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized	-	-
Series A Preferred stock, $0.00001 par value; 1,000 shares designated, 1,000 and 1,000, issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 7,841,550 and 7,841,550 issued and outstanding, respectively	78	78
Additional paid-in capital	21,549	14,403
Accumulated deficit	(96,292)	(22,883)

Total Stockholders’ Deficit	(74,664)	(8,401)

Total Liabilities and Stockholders’ Deficit	$-	$6,382

See accompanying notes to financial statements.

Golden Royal Development Inc.

Statements of Operations

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018

Revenue	$-	$-

Operating Expenses
Professional fees	43,070	3,875
General and administrative	27,993	6,743
Total Operating Expenses	71,063	10,618

Loss from Operations	(71,063)	(10,618)

Other Expenses
Interest Expense	(2,346)	(534)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(73,409)	(11,152)

Provision for Income Taxes	-	-

NET LOSS	$(73,409)	$(11,152)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,841,550	7,838,342

See accompanying notes to financial statements.

Golden Royal Development Inc.

Statement of Stockholders’ Deficit

For the year ended September 30, 2018

			Series A -				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2017	-	$-	1,000	$1	7,831,950	$78	$8,110	$(11,731)	$(3,542)

Common stock issued for cash ($0.10 per share)	-	-	-	-	9,600	-	960	-	960

In kind contribution of services and interest	-	-	-	-	-	-	5,333	-	5,333

Net loss for the year ended September 30, 2018	-	-	-	-	-	-	-	(11,152)	(11,152)

Balance, September 30, 2018	-	$-	1,000	$1	7,841,550	$78	$14,403	$(22,883)	$(8,401)

See accompanying notes to financial statements.

Golden Royal Development Inc.

Statement of Stockholders’ Deficit

For the year ended Septeber 30, 2019

			Series A -				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2018	-	$-	1,000	$1	7,841,550	$78	$14,403	$(22,883)	$(8,401)

In kind contribution of services and interest	-	-	-	-	-	-	7,146	-	7,146

Net loss for the year ended September 30, 2019	-	-	-	-	-	-	-	(73,409)	(73,409)

Balance, September 30, 2019	-	$-	1,000	$1	7,841,550	$78	$21,549	$(96,292)	$(74,664)

See accompanying notes to financial statements.

Golden Royal Development Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
Cash Flows From Operating Activities:

Net Loss	$(73,409)	$(11,152)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	7,146	5,333
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	5,900	(5,900)
Increase in accounts payable - related party	1,100	-
Increase (Decrease) in accounts payable and accrued expenses	29,712	(1,223)
Net Cash Used In Operating Activities	(29,551)	(12,942)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from common stock issued for cash	-	960
Cash overdraft	19	(4)
Proceeds from/due to officers	29,970	13,428
Repayment to officer	(920)	(960)
Net Cash Provided by Financing Activities	29,069	13,424

Net Increase (Decrease) in Cash	(482)	482

Cash at Beginning of Year	482	-

Cash at End of Year	$-	$482

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Golden Royal Development Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 13, 2016.

As of September 30, 2019 and 2018, the Company has no revenues from its oil, gas and mining properties operations.

The Company’s accounting year end is September 30.

The Company is a business that is designed to engage in mineral exploration activities. The Company’s activities since inception have consisted of identifying and acquiring oil, gas and mining properties. The Company is also in the process of raising additional equity capital to support its development activities to acquire additional mining properties as soon as possible. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current plan to identify and acquire the mining properties.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2019 and September 30, 2018, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At September 30, 2019 and 2018, the Company did not have any outstanding dilutive securities.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

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

The Company’s income tax expense differed from the statutory rates (federal 21% and state 6.5%) as follows:

	September 30, 2019	September 30, 2018

Expected tax expense (benefit) - Federal	$(14,414)	$(2,190)
Expected tax expense (benefit) - State	(4,772)	(725)
Non-deductible expenses	1,868	1,394
Change in valuation allowance	17,318	1,521
Actual tax expense (benefit)	$-	$-

The net deferred taxes in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

Gross deferred tax assets:
Bad debt expense	$-	$-
Net operating loss carryforwards	(20,836)	(3,519)
Total deferred tax assets	(20,836)	(3,519)
Less: valuation allowance	20,836	3,519
Net deferred tax asset recorded	$-	$-

As of September 30, 2019 and 2018, the Company has a net operating loss carry forward of approximately $79,726 and $13,463 available to offset future taxable income through December 31, 2038. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2038.

The net change in the valuation allowance for the years ended September 30, 2019 and 2018 was an increase of $17,318 and $1,521, respectively.

The company’s federal income tax returns for the years 2016-2018 remain subject to examination by the Internal Revenue Service through 2022.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

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

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

(G) Mineral Property

Pursuant to Statement of FASB ASC No. 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. For the years ended September 30, 2019 and 2018, the Company had expensed $1,050 and $360, respectively, related to the mineral rights acquisition and exploration costs.

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

(I) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our financial statements.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	DUE TO OFFICER – RELATED PARTY

During the year ended September 30, 2019, the majority shareholder loaned $ 29,970 to the Company to pay Company expenses and was repaid $920. The loan is non-interest bearing, unsecured and due on demand. The company recorded $2,346 as an in-kind contribution of interest on the loan (See Note 3(C) and 4).

During the year ended September 30, 2018, the majority shareholder loaned $ 13,428 to the Company to pay Company expenses and was repaid $960. The loan is non-interest bearing, unsecured and due on demand. The company recorded $533 as an in-kind contribution of interest on the loan (See Note 3(C) and 4).

NOTE 3	STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company was incorporated on November 13, 2016. On March 29, 2017, the Company became authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001 per share. Preferred stock may be issued in one or more series. Rights and preferences are to be determined by the board of directors.

The Board of Directors has designated 1,000 shares of the preferred stock as Series A Preferred Stock. On March 29, 2017, Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value (See Note 4). At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to exercise voting power equal to 51% of the aggregate voting power. The holder of Series A Preferred Stock will receive dividends when and if they are declared by the Board of Directors. The Series A Preferred Stock has a liquidation preference of $0.00001 per share. As of September 30, 2019 and September 30, 2018, there were 1,000 shares of Series A Preferred Stock issued and outstanding.

(B) Common Stock Issued for Cash

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

As of September 30, 2019 and September 30, 2018, there were 7,841,550 and 7,841,550 shares of Common Stock issued and outstanding.

(C) In kind contribution of services

For the year ended September 30, 2019, the Company recorded $4,800 as in kind contribution of services provided by President of the Company (See Note 4).

For the year ended September 30, 2018, the Company recorded $4,800 as in kind contribution of services provided by President of the Company (See Note 4).

For the year ended September 30, 2019, the Company recorded $2,346 as in kind contribution of interest on the loans provided by President of the Company (See Note 2 and 4).

For the year ended September 30, 2018, the Company recorded $533 as in kind contribution of interest on the loans provided by President of the Company (See Note 2 and 4).

NOTE 4	RELATED PARTY TRANSACTIONS

For the year ended September 30, 2019, the Company recorded $4,800 as in kind contribution of services provided by President of the Company (See Note 3 (C))

For the year ended September 30, 2018, the Company recorded $4,800 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the year ended September 30, 2019, the Company recorded $2,346 as in kind contribution of interest on the loans provided by President of the Company (See Note 2 and 3 (C)).

For the year ended September 30, 2018, the Company recorded $533 as in kind contribution of interest on the loans provided by President of the Company (See Note 2 and 3 (C)).

During the year ended September 30, 2019, the majority shareholder loaned $ 29,970 to the Company to pay Company expenses and was repaid $920. The loan is non-interest bearing, unsecured and due on demand. The company recorded $2,346 as an in-kind contribution of interest on the loan (See Note 2 and 3 (C)).

During the year ended September 30, 2018, the majority shareholder loaned $ 13,428 to the Company to pay Company expenses and was repaid $960. The loan is non-interest bearing, unsecured and due on demand. The company recorded $533 as an in-kind contribution of interest on the loan (See Note 2 and 3 (C)).

On March 29, 2017, Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value (See Note 3 (A)).

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the years ended September 30, 2019 and 2018, the Company had accrued rent expense of $1,100 and $0, respectively (See Note 6).

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the year ended September 30, 2019 and 2018, the Company recorded $360 and $360, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves, until the reserves are proven, the amounts paid are to be expensed (See Note 5).

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

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the year ended September 30, 2019 and 2018, the Company recorded $360 and $360, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves, until the reserves are proven, the amounts paid are to be expensed (See Note 4).

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

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

NOTE 6	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the year ended September 30, 2019 and 2018, the Company had accrued a rent expense of $1,100 and $0, respectively (See Note 4).

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company used cash in operations of $29,551 for the year ended September 30, 2019, has an accumulated deficit of $96,292 at September 30, 2019, and has a net loss of $73,409 for the year ended September 30, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8	SUBSEQUENT EVENTS

Subsequent to the year ended September 30, 2019, the majority shareholder loaned $4,950 to the Company to pay Company expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of September 30, 2019, Jacob Roth, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

●	There is only one employee responsible for accounting functions, which prevents us from segregating duties within our internal control system.

●	Our Chief Financial Officer lacks expertise in identifying and addressing complex accounting issued under Generally Accepted Accounting Principles.

●	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on his evaluation, Mr. Roth concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2019 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Golden Royal’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect Golden Royal’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2019 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting. These material weaknesses consisted of:

●	There is only one employees responsible for accounting functions, which prevents us from segregating duties within our internal control system.

●	Our Chief Financial Officer lacks expertise in identifying and addressing complex accounting issued under Generally Accepted Accounting Principles.

●	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2019.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers and directors of the Company are:

Name	Age	Position with the Company	Director since
Jacob Roth	72	Chairman, Chief Executive Officer, Chief Financial Officer	2016

Bernard Rosenberg	71	Director, Secretary	2018

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

JACOB ROTH organized Golden Royal in 2016, and was named President, Chief Executive Officer, Chief Financial Officer and Director at that time. From 1999 until 2015, Mr. Roth was Chairman and Chief Executive Officer of Royal Energy Resources, Inc. (OTCQB: ROYE), which was at that time engaged in the purchase and sale of mineral properties. From 2002 through 2003, Mr. Roth was Director and Chief Executive Officer of Virilitec Industries, Inc., a public company then quoted on the OTC Bulletin Board that was engaged in attempting to distribute a line of bioengineered virility nutritional supplements. From 1982 until 1995, Mr. Roth was the President of JR Consulting Inc., a public company then quoted on the OTC Bulletin Board that was engaged in providing consulting services. When not otherwise employed, Mr. Roth is a self-employed business and financial consultant.

BERNARD ROSENBERG was appointed as a member of the Board of Directors and Secretary of Golden Royal in November 2018. Mr. Rosenberg has not been employed during the past ten years. From 1982 until 1995, Mr. Rosenberg was employed as a Director and Secretary of JR Consulting Inc., a public company then quoted on the OTC Bulletin Board that was engaged in providing consulting services. Mr. Rosenberg was appointed to the Board of Directors of Golden Royal so that he could contribute his expertise in business development.

Audit Committee

The Board of Directors has not appointed an Audit Committee. The functions that would be performed by an Audit Committee are performed by the Board of Directors. The Board of Directors does not have an “audit committee financial expert,” because there are only two Board members.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers. The Board of Directors has determined that the Company’s financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable

Item 11. Executive Compensation

Golden Royal has not paid compensation to either of its executive officers, and has no immediate plan to compensate either of its officers.

Employment Agreements

Neither of the executive officers has a written employment agreement with Golden Royal. Each of them serves at will.

Compensation of Directors

The Company did not pay or accrue any obligation to the members of its Board of Directors either of the years ended September 30, 2019 or 2018.

Equity Grants

Golden Royal has not adopted any equity grant program. The Company’s Chief Executive Officer, Jacob Roth, holds no stock options or unvested stock awards, and held none at any time during the years ended September 30, 2019 and 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of each class of our voting stock as of the date of this Annual Report by the following:

●	each shareholder known by us to own beneficially more than 5% of our common stock,

●	Jacob Roth, our Chief Executive Officer,

●	each of our directors, and

●	all directors and executive officers as a group.

There are 7,841,550 shares of our common stock and 1,000 shares of Series A Preferred Stock issued and outstanding. The Company does not have any other class of stock outstanding. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name of	Common Stock			Series A Preferred Stock(1)		Percentage of Voting
Beneficial Owner	Shares		% of Class	Shares	% of Class	Power

Jacob Roth	7,500,000		95.6%	1,000	100%	97.9%

Bernard Rosenberg	2,100	(2)	<0.1%	—	—	<0.1%

All officers and directors as a group (2 persons)	7,502,100		95.7%	1,000	100%	97.9%

(1)	The 1,000 authorized shares of Series A Preferred Stock hold, in aggregate, 51% of the Company’s voting power.

(2)	Includes 1,100 shares owned of record by Lea Rosenberg, Mr. Rosenberg’s spouse.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Commencing on November 1, 2018, Jacob Roth, Golden Royal’s Chief Executive Officer, has leased an office to Golden Royal on a month-to-month basis for a rental fee of $100 per month.

On September 27, 2018, Jacob Roth and Golden Royal entered into an Assignment Agreement pursuant to which Mr. Roth assigned to Golden Royal all of the beneficial interest in the Converse County Mineral Interest and the Fremont County Mineral Interest (described in the “Business” section of this Annual Report), and Golden Royal assumed responsibility for all fees, rents and taxes that accrue with respect to those properties.

On December 6, 2018, Jacob Roth and Golden Royal entered into an Assignment Agreement pursuant to which Mr. Roth assigned to Golden Royal all of the beneficial interest in gold, silver and precious minerals lease in Crook County, Wyoming (described in the “Business” section of this Annual Report), and Golden Royal assumed responsibility for all fees, rents and taxes that accrue with respect to that property.

Except as set forth above, there have been no transactions since the beginning of the 2019 fiscal year, or any currently proposed transaction, in which Golden Royal was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of Golden Royal at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined that the following member of our Board of Directors is independent, as “independent” is defined in the rules of the NYSE MKT: Bernard Rosenberg.

Item 14. Principal Accountant Fees and Services

Audit Fees

Liggett & Webb P.A. billed $13,500 in connection with the audit and reviews of the Company’s financial statements for the year ended September 30, 2019. Liggett & Webb P.A. billed $6,000 in connection with the audit and reviews of the Company’s financial statements for the year ended September 30, 2018. Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Liggett & Webb P.A. did not bill the Company for any Audit-Related fees in fiscal 2019. Liggett & Webb P.A. did not bill the Company for any Audit-Related fees in fiscal 2018.

Tax Fees

Liggett & Webb P.A. did not bill the Company for any professional services rendered for tax compliance, tax advice and tax planning in fiscal 2019 or in fiscal 2018.

All Other Fees

Liggett & Webb P.A. did not bill the Company for any other fees in fiscal 2019. Liggett & Webb P.A. did not bill the Company for any other fees in fiscal 2018.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15. Exhibits and Financial Statement Schedules

Exhibits

3-a	Certificate of Incorporation filed on November 30, 2016*

3-a(1)	Certificate of Designation for Series A Preferred Stock filed on March 29, 2017*

3-b	Bylaws*

10-a	Assignment Agreement dated September 27, 2018 between the Company and Jacob Roth*

10-b	Assignment Agreement dated December 6, 2018 between the Company and Jacob Roth*

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

* Filed as an exhibit to the Registration Statement on Form 10 filed on January 16, 2018.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Royal Development Inc.

By:	/s/ Jacob Roth
Jacob Roth, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on January 13, 2020 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jacob Roth
Jacob Roth, Director
Chief Executive Officer, Chief
Financial and Accounting Officer

/s/ Bernard Rosenberg
Bernard Rosenberg, Director

