Form 10-Q
period 2020-03-31
Golden Royal Development Inc.
filed 2021-04-13
CIK 1761534

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

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

April 13, 2021
Common Voting Stock: 7,841,550

GOLDEN ROYAL DEVELOPMENT INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2020

Golden Royal Development Inc.

Condensed Balance Sheets

	March 31, 2020	September 30, 2019
	(Unaudited)
ASSETS

Current Assets
Cash	$25	$-

Total Assets	$25	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$42,215	$29,712
Cash overdraft	-	19
Accounts payable - related party	1,700	1,100
Due to officer - related party	48,814	43,833

Total Liabilities	92,729	74,664

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized	-	-
Series A Preferred stock, $0.00001 par value; 1,000 shares designated, 1,000 and 1,000, issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 7,841,550 and 7,841,550 issued and outstanding, respectively	78	78
Additional paid-in capital	25,821	21,549
Accumulated deficit	(118,604)	(96,292)

Total Stockholders’ Deficit	(92,704)	(74,664)

Total Liabilities and Stockholders’ Deficit	$25	$-

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	9,594	7,063	12,719	26,313
General and administrative	4,097	2,317	7,721	4,531
Total Operating Expenses	13,691	9,380	20,440	30,844

Loss from Operations	(13,691)	(9,380)	(20,440)	(30,844)

Other Expenses
Interest Expense	(981)	(412)	(1,872)	(733)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(14,672)	(9,792)	(22,312)	(31,577)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(14,672)	$(9,792)	$(22,312)	$(31,577)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,841,550	7,841,550	7,841,550	7,841,550

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development Inc.

Condensed Statement of Stockholders’ Deficit

For the three and six months ended March, 31, 2020

(Unaudited)

			Series A -				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2019	-	$-	1,000	$1	7,841,550	$78	$21,549	$(96,292)	$(74,664)

In kind contribution of services and interest	-	-	-	-	-	-	2,091	-	2,091

Net loss for the three months ended December 31, 2019	-	-	-	-	-	-	-	(7,640)	(7,640)

Balance, December 31, 2019 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$23,640	$(103,932)	$(80,213)

In kind contribution of services and interest	-	-	-	-	-	-	2,181	-	2,181

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	(14,672)	(14,672)

Balance, March 31, 2020 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$25,821	$(118,604)	$(92,704)

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

Golden Royal Development Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019
Cash Flows From Operating Activities:

Net Loss	$(22,312)	$(31,577)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	4,272	3,133
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	5,900
Increase in accounts payable - related party	600	500
Increase in accounts payable and accrued expenses	12,503	11,860
Net Cash Used In Operating Activities	(4,937)	(10,184)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from officer’s loans	4,981	9,826
Cash overdraft	(19)	-
Net Cash Provided by Financing Activities	4,962	9,826

Net Increase in Cash	25	(358)

Cash at Beginning of Period	-	482

Cash at End of Period	$25	$124

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

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

Golden Royal Development Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 13, 2016.

As of March 31, 2020 and 2019, the Company has no revenues from its oil, gas and mining properties operations.

The Company’s accounting year end is September 30.

The Company is a business that is designed to engage in mineral exploration activities. The Company’s activities since inception have consisted of identifying and acquiring oil, gas and mining properties. The Company is also in the process of raising additional equity capital to support its development activities to acquire additional mining properties as soon as possible. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current plan to identify and acquire additional mining properties.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2020 and September 30, 2019, the Company had no cash equivalents.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At March 31, 2020 and 2019, the Company did not have any outstanding dilutive securities.

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

The Company has been in the exploration stage since its formation on November 13, 2016 and has not yet realized any revenues from its operations. It is primarily engaged in the acquisition and exploration of oil, gas and mining properties.

(G) Mineral Property

Pursuant to Statement of FASB ASC No. 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. For the six months ended March 31, 2020 and 2019, the Company had expensed $640 and $690, respectively, related to the mineral rights acquisition and exploration costs.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

(UNAUDITED)

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

(I) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU No. 2016-02 had no impact on our financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

(UNAUDITED)

NOTE 2	DUE TO OFFICER – RELATED PARTY

During the six months ended March 31, 2020, the majority shareholder loaned $ 4,980 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand. The company recorded $1,872 as an in-kind contribution of interest on the loan (See Note 3(C) and 4).

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

The Board of Directors has designated 1,000 shares of the preferred stock as Series A Preferred Stock. On March 29, 2017, Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value (See Note 4). At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to exercise voting power equal to 0.051% of the aggregate voting power. The holder of Series A Preferred Stock will receive dividends when and if they are declared by the Board of Directors. The Series A Preferred Stock has a liquidation preference of $0.00001 per share. As of March 31, 2020 and September 30, 2019, there were 1,000 shares of Series A Preferred Stock issued and outstanding.

(B) Common Stock Issued for Cash

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

As of March 31, 2020 and September 30, 2019, there were 7,841,550 and 7,841,550 shares of Common Stock issued and outstanding.

(C) In kind contribution of services

For the six months ended March 31, 2020, the Company recorded $2,400 as in kind contribution of services provided by President of the Company (See Note 4).

For the six months ended March 31, 2019, the Company recorded $2,400 as in kind contribution of services provided by President of the Company (See Note 4).

For the six months ended March 31, 2020, the Company recorded $1,872 as in kind contribution of interest on the loans provided by President of the Company (See Note 2 and 4).

For the six months ended March 31, 2019, the Company recorded $733 as in kind contribution of interest on the loans provided by President of the Company (See Note 4).

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

(UNAUDITED)

NOTE 4	RELATED PARTY TRANSACTIONS

For the six months ended March 31, 2020, the Company recorded $2,400 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the six months ended March 31, 2019, the Company recorded $2,400 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

During the six months ended March 31, 2020, the majority shareholder loaned $ 4,980 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand. The company recorded $ 1,872 as an in-kind contribution of interest on the loan (See Notes 2 and 3(C)).

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

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the six months ended March 31, 2020 and 2019, the Company had recorded rent expense of $600 and $500, respectively (See Note 6). As of March 31, 2020 and September 30, 2019, the accrued rent payable to related party were $1,700 and $1,100, respectively.

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the six months ended March 31, 2020 and 2019, the Company recorded $0 and $0, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves. Until the reserves are proven, the amounts paid are to be expensed (See Note 5).

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a 1% overriding royalty interest in Oil and Gas to the Company. The property is located in Converse County, WY (See Note 5).

On December 6, 2018 the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. During the six months ended March 31, 2020 and 2019, the Company recorded $640 and $690, respectively, for expenses pertaining to the property. The property is located in Crooks County, WY (See Note 5).

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

(UNAUDITED)

NOTE 5	OIL AND GAS PROPERTIES

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the six months ended March 31, 2020 and 2019, the Company recorded $0 and $0, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves. Until the reserves are proven, the amounts paid are to be expensed (See Note 4).

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a 1% overriding royalty interest in Oil and Gas to the Company. The property is located in Converse County, WY (See Note 4).

On December 6, 2018 the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. During the six months ended March 31, 2020 and 2019, the Company recorded $640 and $690, respectively, for expenses pertaining to the property. The property is located in Crooks County, WY (See Note 4).

NOTE 6	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the six months ended March 31, 2020 and 2019, the Company had recorded a rent expense of $600 and $500, respectively (See Note 4).

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

(UNAUDITED)

NOTE 7	GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company used cash in operations of $4,937 for the six months ended March 31, 2020, has an accumulated deficit of $118,604 at March 31, 2020, and has a net loss of $22,312 for the six months ended March 31, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The COVID-19 pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8	SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the majority shareholder loaned $4,590 to the Company to pay Company expenses.

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

There are no mining operations taking place on any of the three properties; accordingly we recorded no revenue for the three and six month periods ended March 31, 2020 and March 31, 2019. We do not expect to record revenue unless (a) we resell one of our mineral properties, (b) we receive payment by reason of the overriding royalty in Converse County or some similar property that we acquire in the future, or (c) we acquire sufficient cash recourses to permit us to participate in a drilling or mining project that yields revenue.

The operating expenses that we incurred - $13,691 and $20,440 during the three and six month periods ended March 31, 2020; $9,380 and $30,844 during the three and six months ended March 31, 2019 - were primarily attributable to the costs of sustaining Golden Royal’s initial administrative operations as well as securing its initial financing. We also incurred $640 and $690 during the six months ended March 31, 2020 and 2019, respectively, to sustain our interest in our mineral properties. Finally, we incurred interest expense of $1,872 and $733 for the six month periods ended March 31, 2020 and 2019, respectively, because we imputed interest on the funds that Jacob Roth has loaned to Golden Royal to sustain its operations. Mr. Roth contributed the accrued interest to the capital of the Company.

By reason of the expenses described above, Golden Royal incurred net loss of $14,672 and $22,312 during the three and six month periods ended March 31, 2020, and net loss of $9,792 and $31,577 during the three and six month periods ended March 31, 2019. We will continue to incur net losses until we initiate revenue-producing operations.

Liquidity and Capital Resources

Our operations used $4,937 in cash during the six months ended March 31, 2020, and $10,184 in cash during the six months ended March 31, 2019. Our use of cash during these periods was less than our net loss primarily because we increased our accounts payable and, during the six months ended March 31, 2019, amortized prepaid expenses. The cash used in operations was provided by loans from Jacob Roth.

At March 31, 2020 we had a working capital deficit of $92,704, an increase of $18,040 as compared to our deficit at September 30, 2019. The increase is primarily attributable to increases in our accounts payable and due to Officer balances.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2020, Jacob Roth, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Roth concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2020 for the purposes described in this paragraph.

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

(a) Unregistered sales of equity securities

There were no unregistered sales of equity securities by the Company during the second quarter of fiscal year 2020.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2020.

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

GOLDEN ROYAL DEVELOPMENT INC.

	By:	/s/ Jacob Roth
Date: April 13, 2021		Jacob Roth, Chief Executive Officer and Chief Financial Officer

* * * * *

