Form 10-K
period 2020-09-30
Golden Royal Development Inc.
filed 2021-09-08
CIK 1761534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File No. 0-56017

GOLDEN ROYAL DEVELOPMENT INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-4563277
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	ID Number)

543 Bedford Ave., Suite 176, Brooklyn, NY 11211

 (Address of principal executive offices)

Issuer’s Telephone Number, including Area Code: 800-320-4394

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	Not Applicable

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.00001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2020 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $0, as there was no market for the common stock.

As of September 8, 2021, there were 7,841,550 shares of common stock outstanding.

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

The overriding royalty in the oil and gas lease on 320 acres of public lands in Converse County, Wyoming that Jacob Roth assigned to Golden Royal On September 27, 2018 terminated on September 1, 2020. Therefore, the oil and gas interest now owned beneficially by Golden Royal, by reason of the aforesaid Assignment Agreement, is:

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

Currently, Golden Royal does not have the resources, personnel or infrastructure necessary to engage in oil and gas drilling or precious metal mining. Therefore, at the present time, Golden Royal is holding the two mineral interests described above, and plans to invest in additional mineral interests, as an investment with an eye towards resale. Our purpose in making these investments is to take advantage of increases in the value of the leaseholds that may occur. Such increases could be caused by higher global energy prices, new technologies that make exploration and drilling more cost efficient, or the emergence of markets for other resources located in the leased acreage. If any such circumstances, or any other causal factors, result in an increase in the market value of Golden Royal’s leaseholds, we will seek to negotiate a sale at a profit of the affected leasehold.

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

In its report on our financial statements for the years ended September 30, 2020 and 2019, our independent registered public accounting firm has stated that the fact that Golden Royal has not generated any revenues and does not have positive cash flow from operations raises substantial doubt as to our ability to continue as a going concern. A “going concern” opinion is an indication that the auditor’s review of the company’s resources and business activities raised doubt as to whether the company will be able to realize its assets and discharge its liabilities in the ordinary course of business. The risk of investing in a company whose financial statements carry a going concern opinion is that you are likely to lose all of your investment if the company fails to continue as a going concern. In the case of Golden Royal, the fact that we have minimal assets and no source of revenue means that we will continue as a going concern only if we are able to obtain the funds necessary to implement our business plan and are successful in that implementation. If we are not able to convert our business into a going concern, investors in Golden Royal will lose their investment.

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

Golden Royal presently has only 880 acres of mineral property assets, none of which are in development. The Company is currently seeking to identify mineral properties to acquire but the Company cannot guarantee it will find any valuable mineral properties. Accordingly, the Company has no means of producing any income at this time. Even if the Company acquires a mineral property interest on land that becomes developed by a mining company, the Company cannot guarantee that it will be able to capitalize on the increased value of its leasehold.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of September 30, 2020.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2020.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of fiscal 2020.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis

Results of Operations

Golden Royal was organized in November 2016, but did not commence operations until September 2018, when it acquired equity in certain oil and gas properties in Fremont County and Converse County, Wyoming (the Converse County interest has since expired). Then in December 2018 Golden Royal acquired ownership of precious metal rights in a parcel of land in Crooks County, Wyoming. All of these properties were acquired from Jacob Roth, who owns 95% of Golden Royal’s outstanding shares.

There are no mining operations taking place on any of the three properties; accordingly we recorded no revenue for either the year ended September 30, 2020 or the year ended September 30, 2019. We do not expect to record revenue unless (a) we resell one of our properties, (b) we receive payment by reason of the overriding royalty in Converse County or some similar property that we acquire in the future, or (c) we acquire sufficient cash recourses to permit us to participate in a drilling or mining project that yields revenue.

The operating expenses that we incurred - $36,663 during the year ended September 30, 2020 and $71,063 during the year ended September 30, 2019 - were attributable to the costs of sustaining Golden Royal’s initial administrative operations (including registration of the common stock with the Securities and Exchange Commission during the three months ended March 31, 2019) and securing its initial financing. In addition, we incurred interest expense of $3,873 and $2,346 for the years ended September 30, 2020 and 2019, respectively, because we imputed interest on the funds that Jacob Roth has loaned to Golden Royal to sustain its operations. Mr. Roth contributed the accrued interest to the capital of the Company.

By reason of the expenses described above, Golden Royal incurred a net loss of $40,536 in the year ended September 30, 2020 and a net loss of $73,409 in the year ended September 30, 2019. We will continue to incur net losses until we initiate revenue-producing operations.

Liquidity and Capital Resources

Our operations used $7,427 in cash during the year ended September 30, 2020, and $29,551 in cash during the year ended September 30, 2019. Our use of cash during the 2020 fiscal year was less than our net loss primarily because we increased our accounts payable. During the year ended September 30, 2019, our use of cash was less than our net loss because we increased our accounts payable and amortized prepaid expenses.

In both years, the cash used in operations was provided primarily by loans from Jacob Roth.

At September 30, 2020, we had a working capital deficit of $106,527, an increase of $31,863 from our working capital at the end of fiscal year 2019.

In order for us to initiate participation in mineral exploration projects, we estimate that we will require approximately $2.5 million in capital. We plan to obtain that capital by issuing equity securities, either capital stock or convertible debt. To date, however, we have received no commitments for funds. Accordingly, the opinion of our independent registered public accounting firm with respect to our fiscal 2020 and 2019 financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern. That doubt will be alleviated only when we obtain the funds necessary to initiate profitable operations.

Item 7a Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-1	Report of Independent Registered Public Accounting Firm.

F-2	Balance Sheets as of September 30, 2020 and 2019.

F-3	Statements of Operations for the Years Ended September 30, 2020 and 2019.

F-4	Statement of Stockholders’ Deficit for the Year Ended September 30, 2020.

F-5	Statement of Stockholders’ Deficit for the Year Ended September 30, 2019.

F-6	Statements of Cash Flows for the Years Ended September 30, 2020 and 2019.

F-7 to F-14	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Golden Royal Development, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Royal Development, Inc. (the Company) as of September 30, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has a net loss, used cash in operations, and an accumulated deficit. The Company’s ability to continue as a going concern is dependent the Company’s ability to raise additional capital and implement its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2018.

Boynton Beach, Florida

September 8, 2021

Golden Royal Development Inc.

Balance Sheets

	September 30, 2020	September 30, 2019

ASSETS

Current Assets
Cash	$25	$-

Total Assets	$25	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$52,948	$29,712
Cash overdraft	-	19
Accounts payable - related party	2,300	1,100
Due to officer - related party	51,304	43,833

Total Liabilities	106,552	74,664

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized	-	-
Series A Preferred stock, $0.00001 par value; 1,000 shares designated, 1,000 and 1,000, issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 7,841,550 and 7,841,550 issued and outstanding, respectively	78	78
Additional paid-in capital	30,222	21,549
Accumulated deficit	(136,828)	(96,292)

Total Stockholders’ Deficit	(106,527)	(74,664)

Total Liabilities and Stockholders’ Deficit	$25	$-

Golden Royal Development Inc.

Statements of Operations

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019

Revenue	$-	$-

Operating Expenses
Professional fees	23,196	43,070
General and administrative	13,467	27,993
Total Operating Expenses	36,663	71,063

Loss from Operations	(36,663)	(71,063)

Other Expenses
Interest Expense	(3,873)	(2,346)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(40,536)	(73,409)

Provision for Income Taxes	-	-

NET LOSS	$(40,536)	$(73,409)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,841,550	7,841,550

Golden Royal Development Inc.

Statement of Stockholders’ Deficit

For the year ended September 30, 2020

	Preferred Stock		Series A - Preferred Stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2019	-	$-	1,000	$1	7,841,550	$78	$21,549	$(96,292)	$(74,664)

In kind contribution of services and interest	-	-	-	-	-	-	8,673	-	8,673

Net loss for the year ended September 30, 2020	-	-	-	-	-	-	-	(40,536)	(40,536)

Balance, September 30, 2020	-	$-	1,000	$1	7,841,550	$78	$30,222	$(136,828)	$(106,527)

Golden Royal Development Inc.

Statement of Stockholders’ Deficit

For the year ended September 30, 2019

	Preferred Stock		Series A - Preferred Stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2018	-	$-	1,000	$1	7,841,550	$78	$14,403	$(22,883)	$(8,401)

In kind contribution of services and interest	-	-	-	-	-	-	7,146	-	7,146

Net loss for the year ended September 30, 2019	-	-	-	-	-	-	-	(73,409)	(73,409)

Balance, September 30, 2019	-	$-	1,000	$1	7,841,550	$78	$21,549	$(96,292)	$(74,664)

Golden Royal Development Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	September 30, 2020	September 30, 2020
Cash Flows From Operating Activities:

Net Loss	$(40,536)	$(73,409)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	8,673	7,146
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	5,900
Increase in accounts payable - related party	1,200	1,100
Increase in accounts payable and accrued expenses	23,236	29,712
Net Cash Used In Operating Activities	(7,427)	(29,551)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from officers	7,471	29,970
Repayment to officer	-	(920)
Cash overdraft	(19)	19
Net Cash Provided by Financing Activities	7,452	29,069

Net Increase (Decrease) in Cash	25	(482)

Cash at Beginning of Year	-	482

Cash at End of Year	$25	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Golden Royal Development Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 13, 2016.

As of September 30, 2020 and 2019, the Company has no revenues from its oil, gas and mining properties operations.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2020 and September 30, 2019, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At September 30, 2020 and 2019, the Company did not have any outstanding dilutive securities.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

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

The Company’s income tax expense differed from the statutory rates (federal 21% and state 6.5%) as follows:

	September 30, 2020	September 30, 2019

Expected tax expense (benefit) - Federal	$(7,959)	$(14,414)
Expected tax expense (benefit) - State	(2,635)	(4,772)
Non-deductible expenses	2,267	1,868
Change in valuation allowance	8,327	17,318
Actual tax expense (benefit)	$-	$-

The net deferred taxes in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

Gross deferred tax assets:
Bad debt expense	$-	$-
Net operating loss carryforwards	(29,164)	(20,836)
Total deferred tax assets	(29,164)	(20,836)
Less: valuation allowance	29,164	20,836
Net deferred tax asset recorded	$-	$-

As of September 30, 2020 and 2019, the Company has a net operating loss carry forward of approximately $111,589 and $79,726. Of the amount, $13,463 of net operating loss can be carried forward to offset future taxable income through 2038 and the remaining can be carried forward indefinitely subject to limitation. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2040.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

The net change in the valuation allowance for the years ended September 30, 2020 and 2019 was an increase of $8,327 and $17,318, respectively.

The company’s federal income tax returns for the years 2016-2020 remain subject to examination by the Internal Revenue Service through 2025.

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

(G) Mineral Property

Pursuant to Statement of FASB ASC No. 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. For the years ended September 30, 2020 and 2019, the Company had expensed $1,000 and $1,050, respectively, related to the mineral rights acquisition and exploration costs.

(H) Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

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

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	DUE TO OFFICER – RELATED PARTY

During the year ended September 30, 2020, the majority shareholder loaned $7,471 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $3,873 as an in-kind contribution of interest on the loan (See Note 3(C) and 4). As of September 30, 2020, the loan balance is $51,304.

During the year ended September 30, 2019, the majority shareholder loaned $29,970 to the Company to pay Company expenses and was repaid $920. The loan is non-interest bearing, unsecured and due on demand. The company recorded $2,346 as an in-kind contribution of interest on the loan (See Note 3(C) and 4). As of September 30, 2019, the loan balance is $43,833.

NOTE 3	STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company was incorporated on November 13, 2016. On March 29, 2017, the Company became authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001 per share. Preferred stock may be issued in one or more series. Rights and preferences are to be determined by the board of directors.

The Board of Directors has designated 1,000 shares of the preferred stock as Series A Preferred Stock. On March 29, 2017, Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value (See Note 4). At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to exercise voting power equal to 0.051% of the aggregate voting power. The holder of Series A Preferred Stock will receive dividends when and if they are declared by the Board of Directors. The Series A Preferred Stock has a liquidation preference of $0.00001 per share. As of September 30, 2020 and September 30, 2019, there were 1,000 shares of Series A Preferred Stock issued and outstanding.

(B) Common Stock Issued for Cash

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

As of September 30, 2020 and September 30, 2019, there were 7,841,550 and 7,841,550 shares of Common Stock issued and outstanding.

(C) In kind contribution of services

For the year ended September 30, 2020, the Company recorded $4,800 as in kind contribution of services provided by President of the Company (See Note 4).

For the year ended September 30, 2019, the Company recorded $4,800 as in kind contribution of services provided by President of the Company (See Note 4).

For the year ended September 30, 2020, the Company recorded $3,873 as in kind contribution of interest on the loans provided by President of the Company (See Note 2 and 4).

For the year ended September 30, 2019, the Company recorded $2,346 as in kind contribution of interest on the loans provided by President of the Company (See Note 4).

NOTE 4	RELATED PARTY TRANSACTIONS

For the year ended September 30, 2020, the Company recorded $4,800 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the year ended September 30, 2019, the Company recorded $4,800 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the year ended September 30, 2020, the Company recorded $3,873 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 3 (C)).

For the year ended September 30, 2019, the Company recorded $2,346 as in kind contribution of interest on the loans provided by President of the Company (See Note 2 and 3 (C)).

During the year ended September 30, 2020, the majority shareholder loaned $7,471 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand. The company recorded $3,873 as an in-kind contribution of interest on the loan (See Notes 2 and 3 (C)).

During the year ended September 30, 2019, the majority shareholder loaned $29,970 to the Company to pay Company expenses and was repaid $920. The loan is non-interest bearing, unsecured and due on demand. The company recorded $2,346 as an in-kind contribution of interest on the loan (See Note 2 and 3 (C)).

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the years ended September 30, 2020 and 2019, the Company had recorded rent expense of $1,200 and $1,100, respectively (See Note 6). As of September 30, 2020 and September 30, 2019, the accrued rent to related party were $2,300 and $1,100, respectively.

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the years ended September 30, 2020 and 2019, the Company recorded $360 and $360, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed (See Note 5).

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a 1% overriding royalty interest in Oil and Gas to the Company. The property is located in Converse County, WY (See Note 5).

On December 6, 2018 the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. During the years ended September 30, 2020 and 2019, the Company recorded $640 and $690, respectively, for expenses pertaining to the property. The property is located in Crooks County, WY (See Note 5).

NOTE 5	OIL AND GAS PROPERTIES

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the years ended September 30, 2020 and 2019, the Company recorded $360 and $360, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed (See Note 4).

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a 1% overriding royalty interest in Oil and Gas to the Company. The property is located in Converse County, WY (See Note 4).

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

On December 6, 2018 the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. During the years ended September 30, 2020 and 2019, the Company recorded $640 and $690, respectively, for expenses pertaining to the property. The property is located in Crooks County, WY (See Note 4).

NOTE 6	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the years ended September 30, 2020 and 2019, the Company recorded a rent expense of $1,200 and $1,100, respectively (See Note 4).

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company used cash in operations of $7,427 for the year ended September 30, 2020, has an accumulated deficit of $136,828 at September 30, 2020, and has a net loss of $40,536 for the year ended September 30, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. In addition, the current Coronavirus Pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern.

NOTE 8	SUBSEQUENT EVENTS

Subsequent to the year ended September 30, 2020, the majority shareholder loaned (net of repayment) $17,748 to the Company to pay Company expenses.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of September 30, 2020, Jacob Roth, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Roth concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2020 for the purposes described in this paragraph.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2020 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2020.

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

Item 9B	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The executive officers and directors of the Company are:

Name	Age	Position with the Company	Director since
Jacob Roth	74	Chairman, Chief Executive Officer, Chief Financial Officer	2016

Bernard Rosenberg	73	Director, Secretary	2018

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

Compensation of Directors

The Company did not pay or accrue any obligation to the members of its Board of Directors either of the years ended September 30, 2020 or 2019.

Equity Grants

Golden Royal has not adopted any equity grant program. The Company’s Chief Executive Officer, Jacob Roth, holds no stock options or unvested stock awards, and held none at any time during the years ended September 30, 2020 and 2019.

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

Audit Fees

Liggett & Webb P.A. billed $13,500 in connection with the audit and reviews of the Company’s financial statements for the year ended September 30, 2020. Liggett & Webb P.A. billed $13,500 in connection with the audit and reviews of the Company’s financial statements for the year ended September 30, 2019. Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Liggett & Webb P.A. did not bill the Company for any Audit-Related fees in fiscal 2020. Liggett & Webb P.A. did not bill the Company for any Audit-Related fees in fiscal 2019.

Tax Fees

Liggett & Webb P.A. did not bill the Company for any professional services rendered for tax compliance, tax advice and tax planning in fiscal 2020 or in fiscal 2019.

All Other Fees

Liggett & Webb P.A. did not bill the Company for any other fees in fiscal 2020. Liggett & Webb P.A. did not bill the Company for any other fees in fiscal 2019.

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
Jacob Roth, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on September 8, 2021 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jacob Roth
Jacob Roth, Director
Chief Executive Officer, Chief
Financial and Accounting Officer

/s/ Bernard Rosenberg
Bernard Rosenberg, Director

