Form 10-Q
period 2021-06-30
Golden Royal Development Inc.
filed 2021-10-07
CIK 1761534

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

October 7, 2021

Common Voting Stock: 7,841,550

 GOLDEN ROYAL DEVELOPMENT INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2021

Golden Royal Development Inc.

Condensed Balance Sheets

	June 30, 2021	September 30, 2020
	(Unaudited)

ASSETS
Current Assets
Cash	$171	$25

Total Assets	$171	$25

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$65,484	$52,948
Accounts payable - related party	3,200	2,300
Due to officer - related party	53,604	51,304

Total Liabilities	122,288	106,552

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized	-	-
Series A Preferred stock, $0.00001 par value; 1,000 shares designated, 1,000 and 1,000, issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 7,841,550 and 7,841,550 issued and outstanding, respectively	78	78
Additional paid-in capital	37,026	30,222
Accumulated deficit	(159,222)	(136,828)

Total Stockholders’ Deficit	(122,117)	(106,527)

Total Liabilities and Stockholders’ Deficit	$171	$25

See accompanying notes to condensed unaudited financial statement

Golden Royal Development Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	5,500	7,062	8,656	19,781
General and administrative	4,682	2,949	10,534	10,670
Total Operating Expenses	10,182	10,011	19,190	30,451

Loss from Operations	(10,182)	(10,011)	(19,190)	(30,451)

Other Expenses
Interest Expense	(1,071)	(985)	(3,204)	(2,857)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(11,253)	(10,996)	(22,394)	(33,308)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(11,253)	$(10,996)	$(22,394)	$(33,308)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,841,550	7,841,550	7,841,550	7,841,550

See accompanying notes to condensed unaudited financial statement

Golden Royal Development Inc.

Condensed Statement of Stockholders’ Deficit

For the three and nine months ended June 30, 2021

(Unaudited)

			Series A -				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, September 30, 2020	-	$-	1,000	$1	7,841,550	$78	$30,222	$(136,828)	$(106,527)

In kind contribution of services and interest	-	-	-	-	-	-	2,264	-	2,264

Net loss for the three months ended December 31, 2020	-	-	-	-	-	-	-	(6,983)	(6,983)

Balance, December 31, 2020 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$32,486	$(143,811)	$(111,246)

In kind contribution of services and interest	-	-	-	-	-	-	2,269	-	2,269

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	-	(4,158)	(4,158)

Balance, March 31, 2021 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$34,755	$(147,969)	$(113,135)

In kind contribution of services and interest	-	-	-	-	-	-	2,271	-	2,271

Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	-	(11,253)	(11,253)

Balance, June 30, 2021 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$37,026	$(159,222)	$(122,117)

See accompanying notes to condensed unaudited financial statement

Golden Royal Development Inc.

Condensed Statement of Stockholders’ Deficit

For the three and nine months ended June 30, 2020

(Unaudited)

			Series A -				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2019	-	$-	1,000	$1	7,841,550	$78	$21,549	$(96,292)	$(74,664)

In kind contribution of services and interest	-	-	-	-	-	-	2,091	-	2,091

Net loss for the three months ended December 31, 2019	-	-	-	-	-	-	-	(7,640)	(7,640)

Balance, December 31, 2019 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$23,640	$(103,932)	$(80,213)

In kind contribution of services and interest	-	-	-	-	-	-	2,181	-	2,181

Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	-	(14,672)	(14,672)

Balance, March 31, 2020 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$25,821	$(118,604)	$(92,704)

In kind contribution of services and interest	-	-	-	-	-	-	2,185	-	2,185

Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	-	(10,996)	(10,996)

Balance, June 30, 2020 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$28,006	$(129,600)	$(101,515)

See accompanying notes to condensed unaudited financial statement

Golden Royal Development Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020
Cash Flows From Operating Activities:

Net Loss	$(22,394)	$(33,308)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	6,804	6,457
Changes in operating assets and liabilities:
Increase in accounts payable - related party	900	900
Increase in accounts payable and accrued expenses	12,536	20,169
Net Cash Used In Operating Activities	(2,154)	(5,782)

Cash Flows From Financing Activities:
Proceeds from officers	2,300	5,811
Cash overdraft	-	(19)
Net Cash Provided by Financing Activities	2,300	5,792

Net Increase in Cash	146	10

Cash at Beginning of Period	25	-

Cash at End of Period	$171	$10

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statement

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

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

Golden Royal Development Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 13, 2016.

As of June 30, 2021 and 2020, the Company has no revenues from its oil, gas and mining properties operations.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2021 and September 30, 2020, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At June 30, 2021 and 2020, the Company did not have any outstanding dilutive securities.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

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

(G) Mineral Property

Pursuant to FASB ASC No. 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and the acquisition costs have to be expensed. For the nine months ended June 30, 2021 and 2020, the Company had expensed $1,000 and $1,000, respectively, related to the mineral rights acquisition and exploration costs.

(H) Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

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

During the nine months ended June 30, 2021, the majority shareholder loaned $2,300 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand. As of June 30, 2021, the loan balance is $53,604. During the nine months ended June 30, 2021, the Company recorded $3,204 as an in-kind contribution of interest on the loan balance (See Note 3(C) and 4).

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

AS OF JUNE 30, 2021

(UNAUDITED)

NOTE 3	STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company was incorporated on November 13, 2016. On March 29, 2017, the Company became authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001 per share. Preferred stock may be issued in one or more series. Rights and preferences are to be determined by the board of directors.

The Board of Directors has designated 1,000 shares of the preferred stock as Series A Preferred Stock. On March 29, 2017, Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value (See Note 4). At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to exercise voting power equal to 0.051% of the aggregate voting power. The holder of Series A Preferred Stock will receive dividends when and if they are declared by the Board of Directors. The Series A Preferred Stock has a liquidation preference of $0.00001 per share. As of June 30, 2021 and September 30, 2020, there were 1,000 shares of Series A Preferred Stock issued and outstanding.

(B) Common Stock Issued for Cash

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

As of June 30, 2021 and September 30, 2020, there were 7,841,550 and 7,841,550 shares of Common Stock issued and outstanding.

(C) In kind contribution of services

For the nine months ended June 30, 2021, the Company recorded $3,600 as in kind contribution of services provided by President of the Company (See Note 4).

For the nine months ended June 30, 2020, the Company recorded $3,600 as in kind contribution of services provided by President of the Company (See Note 4).

For the nine months ended June 30, 2021, the Company recorded $3,204 as in kind contribution of interest on the loans provided by President of the Company (See Note 2 and 4).

For the nine months ended June 30, 2020, the Company recorded $2,857 as in kind contribution of interest on the loans provided by President of the Company (See Note 2 and 4).

NOTE 4	RELATED PARTY TRANSACTIONS

For the nine months ended June 30, 2021, the Company recorded $3,600 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the nine months ended June 30, 2020, the Company recorded $3,600 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the nine months ended June 30, 2021, the Company recorded $3,204 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 3 (C)).

For the nine months ended June 30, 2020, the Company recorded $2,857 as in kind contribution of interest on the loans provided by President of the Company (See Note 2 and 3 (C)).

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(UNAUDITED)

During the nine months ended June 30, 2021, the majority shareholder loaned $2,300 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand. As of June 30, 2021, the loan balance is $53,604 (See Note 3(C) and 4). During the nine months ended June 30, 2021, the Company recorded $3,204 as an in-kind contribution of interest on the loan balance.

During the year ended September 30, 2020, the majority shareholder loaned $7,471 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand. During the year ended September 30, 2020, the Company recorded $3,873 as an in-kind contribution of interest on the loan (See Notes 2 and 3 (C)).

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the nine months ended June 30, 2021 and 2020, the Company had recorded rent expense of $900 and $900, respectively (See Note 6). As of June 30, 2021 and September 30, 2020, the accrued rent to related party were $3,200 and $2,300, respectively.

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the nine months ended June 30, 2021 and 2020, the Company recorded $360 and $360, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed (See Note 5).

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a 1% overriding royalty interest in Oil and Gas to the Company. The property is located in Converse County, WY (See Note 5).

On December 6, 2018 the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. During the nine months ended June 30, 2021 and 2020, the Company recorded $640 and $640, respectively, for expenses pertaining to the property. The property is located in Crooks County, WY (See Note 5).

NOTE 5	OIL AND GAS PROPERTIES

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the nine months ended June 30, 2021 and 2020, the Company recorded $360 and $360, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed (See Note 4).

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

(UNAUDITED)

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a 1% overriding royalty interest in Oil and Gas to the Company. The property is located in Converse County, WY (See Note 4).

On December 6, 2018 the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. During the nine months ended June 30, 2021 and 2020, the Company recorded $640 and $640, respectively, for expenses pertaining to the property. The property is located in Crooks County, WY (See Note 4).

NOTE 6	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the nine months ended June 30, 2021 and 2020, the Company recorded a rent expense of $900 and $900, respectively (See Note 4).

NOTE 7	GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company used cash in operations of $2,154 for the nine months ended June 30, 2021, has an accumulated deficit of $159,222 at June 30, 2021, and has a net loss of $22,394 for the nine months ended June 30, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. However, the current Coronavirus pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern.

NOTE 8	SUBSEQUENT EVENTS

Subsequent to the nine months ended June 30, 2021, the majority shareholder loaned $16,728 to the Company to pay Company expenses and was repaid $280.

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

There are no mining operations taking place on any of the three properties; accordingly we recorded no revenue for the three and nine month periods ended June 30, 2021 and 2020. We do not expect to record revenue unless (a) we resell one of our mineral properties, (b) we receive payment by reason of the overriding royalty in Converse County or some similar property that we acquire in the future, or (c) we acquire sufficient cash recourses to permit us to participate in a drilling or mining project that yields revenue.

The operating expenses that we incurred - $10,182 and $19,190 during the three and nine month periods ended June 30, 2021; $10,011 and $30,451 during the three and nine month periods ended June 30, 2020 - were primarily attributable to the costs of sustaining Golden Royal’s initial administrative operations as well as securing its initial financing. We also incurred $1,000 and $1,000 during the nine month periods ended June 30, 2021 and 2020, respectively, to sustain our interest in our mineral properties. Finally, we incurred interest expense of $3,204 and $2,857 for the nine month periods ended June 30, 2021 and 2020, respectively, because we imputed interest on the funds that Jacob Roth has loaned to Golden Royal to sustain its operations. Mr. Roth contributed the accrued interest to the capital of the Company.

By reason of the expenses described above, Golden Royal incurred net loss of $11,253 and $22,394 during the three and nine month periods ended June 30, 2021, and net loss of $10,996 and $33,308 during the three and nine month periods ended June 30, 2020. We will continue to incur net loss until we initiate revenue-producing operations.

Liquidity and Capital Resources

Our operations used $2,154 in cash during the nine months ended June 30, 2021, and $5,782 in cash during the nine months ended June 30, 2020. Our use of cash during these periods was less than our net loss primarily because we increased our accounts payable and accrued expenses. The cash used in operations was provided by loans from Jacob Roth.

At June 30, 2021 we had a working capital deficit of $122,117, an increase of $15,590 as compared to the deficit at September 30, 2020. The increased deficit is attributable to increases in our accounts payable and due to Officer balances.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2021, Jacob Roth, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Roth concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2021 for the purposes described in this paragraph.

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

(a) Unregistered sales of equity securities

There were no unregistered sales of equity securities by the Company during the third quarter of fiscal year 2021.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2021.

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

