Form 10-K
period 2021-09-30
Golden Royal Development Inc.
filed 2022-02-04
CIK 1761534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

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

As of March 31, 2021 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $0, as there was no market for the common stock.

As of February 4, 2022, there were 7,841,550 shares of common stock outstanding.

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

PART 1

Item 1. Business

Golden Royal Development Inc. (“Golden Royal”) was organized near the end of 2016 to engage in the business of purchasing and selling mineral leases and other interests in mineral rights. If Golden Royal is able to secure adequate financing, Golden Royal may also participate in drilling and/or mining operations. At present, Golden Royal’s cash resources are sufficient only to fund its ongoing operations. The operating assets that it now owns have been contributed by Jacob Roth, Golden Royal’s majority shareholder, or purchased with money contributed by Mr. Roth.

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

Fremont County, WYW-185478. This is a ten-year mineral lease on 240 acres of public lands in Fremont County, Wyoming. The lease was granted to Jacob Roth by the United States Department of the Interior Bureau of Land Management, effective on February 1, 2017. The lease affords the lessee the exclusive right to drill for, remove and dispose of oil and gas (except helium) in the leased premises, which includes the right to build improvements necessary for the drilling operations. Jacob Roth paid a $415 filing fee to acquire the lease, and an annual rental fee of $360 is charged by the Bureau of Land Management. We do not know whether there is any drilling activity being conducted on lands in the vicinity of our leasehold.

Precious Metal Interests

On December 6, 2018, Golden Royal and Jacob Roth entered into a second Assignment Agreement, which is identical to the September 27, 2018 Assignment Agreement except for the identity of the lease that is the subject of the agreement. The December 6, 2018 Assignment Agreement transfers to Golden Royal all of the beneficial interest in the following leasehold:

Crooks County, Wyoming Lease 0-43552. This is a ten-year lease granted to Jacob Roth on December 6, 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee. The lease grants to Jacob Roth the right to prospect for, develop, produce and market such gold, silver and precious metals as may be found in 640 acres of public land located in Crooks County, Wyoming. We do not know whether there is any mining activity on land in the vicinity of our leasehold.

Recently Golden Royal purchased two additional precious metal leases in Crooks County, Wyoming:

Crooks County, Wyoming Lease 0-42778. Golden Royal purchased this ten-year lease from the State of Wyoming on November 8, 2021 in exchange for a $50 application fee and a commitment to pay $640 per year for five years and $1,280 per year during the next five years. The annual fee increases during any renewal terms. The lease grants to Golden Royal the right to prospect for, develop, produce and market gold, silver and precious metals, as well as diamonds, jade and precious stones that may be found in 640 acres of land located in Crooks County. We do not know whether there is any mining activity on land in the vicinity of our leasehold.

Crooks County, Wyoming Lease 0-42776. Golden Royal purchased this ten-year lease from the State of Wyoming on November 9, 2021 in exchange for a $50 application fee and a commitment to pay $160 per year for five years and $320 per year during the next five years. The annual fee increases during any renewal terms. The lease grants to Golden Royal the right to prospect for, develop, produce and market gold, silver and precious metals, as well as diamonds, jade and precious stones that may be found in 160 acres of land located in Crooks County. We do not know whether there is any mining activity on land in the vicinity of our leasehold.

Currently, Golden Royal does not have the resources, personnel or infrastructure necessary to engage in oil and gas drilling or precious metal mining. Therefore, at the present time, Golden Royal is holding the four mineral interests described above, and plans to invest in additional mineral interests, as an investment with an eye towards resale. Our purpose in making these investments is to take advantage of increases in the value of the leaseholds that may occur. Such increases could be caused by higher global energy prices, new technologies that make exploration and drilling more cost efficient, or the emergence of markets for other resources located in the leased acreage. If any such circumstances, or any other causal factors, result in an increase in the market value of Golden Royal’s leaseholds, we will seek to negotiate a sale at a profit of the affected leasehold.

Our long-term plan is to develop a capability of participating in the development of oil and gas properties as well as of precious metal properties. We do not anticipate becoming an independent producer of oil, gas or precious metals. But we do plan to seek capital resources that will enable us to invest in drilling or mining activity carried on by established producers. Our plan is to offer our capital stock to investors in private or public offerings and obtain approximately $2.5 million in capital contributions. We believe that cash resources in that amount would enable us to participate as a significant investor in a number of drilling or mining programs sufficient to minimize the risk that all of our mineral investments will fail.

Proved Reserves and Estimated Future Net Revenue

The Securities and Exchange Commission defines proved mineral reserves as the estimated quantities of crude oil, natural gas or precious metals that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

The process of estimating mineral reserves is complex and requires significant judgment. Our policies regarding booking reserves require proved reserves to be in compliance with the SEC definitions and guidance. Since none of our mineral properties is currently in production, we currently have no proved reserves.

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

Competition

The market for mineral leases was substantially changed by the policies of the Trump Administration, and is now undergoing a reversal of many of those changes as a result of policies of the Biden administration. During the Trump Administration, the Department of the Interior dramatically increased the number of acres of public land that it made available for mineral leasing: during the 2018 fiscal year, for example, three times as much land was offered in auction as during the average of fiscal 2013 through fiscal 2016. Further, Interior Department regulations provide that if a parcel of mineral rights pass through auction without attracting a bid, then during the following two years anyone could purchase the rights with an upfront fee of $1.50 per acre. The combination of an increase in available land with the opportunity for purchase at negligible prices caused a marked reduction in the average price of mineral leases. In Montana, for example, the average lease price for oil and gas properties in 2018 was 20% of the average price in 2016.

The marked reduction in the price of mineral leases drew many more participants into the market, particularly speculative investors similar to Golden Royal. Many market participants speculated that the widespread protests against the post-auction “giveaways” would result in changes to regulations, which would lead to an increase in average lease prices. This activity created demand that, to some extent, offset the effect on lease prices of current Interior Department policies.

The Biden Administration has initiated a reversal of the policies of the Trump Administration. In November 2021 the Department of the Interior published proposals to reduce the amount of land made available for extraction activities and to increase the fees charged for such activities. Implementation of those proposals will likely reduce the amount of land available for mineral extraction, and increase the cost of such land. The competition that we will face in the coming years, therefore, will depend in large part on the policies of the Interior Department.

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

Investing in our common stock will involve risk. You should carefully consider the risks described below together with the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks is realized, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

I. RISKS ASSOCIATED WITH BUSINESS OF COMPANY

Our auditor has indicated that there is a substantial doubt as to whether we will be able to continue as a going concern.

In its report on our financial statements for the years ended September 30, 2021 and 2020, our independent registered public accounting firm has stated that the fact that Golden Royal has not generated any revenues and does not have positive cash flow from operations raises substantial doubt as to our ability to continue as a going concern. A “going concern” opinion is an indication that the auditor’s review of the company’s resources and business activities raised doubt as to whether the company will be able to realize its assets and discharge its liabilities in the ordinary course of business. The risk of investing in a company whose financial statements carry a going concern opinion is that you are likely to lose all of your investment if the company fails to continue as a going concern. In the case of Golden Royal, the fact that we have minimal assets and no source of revenue means that we will continue as a going concern only if we are able to obtain the funds necessary to implement our business plan and are successful in that implementation. If we are not able to convert our business into a going concern, investors in Golden Royal will lose their investment.

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

Golden Royal will incur significant costs and expenses in connection with assuring compliance with all laws, rules and regulations applicable to it as a public company. The Company anticipates that its ongoing costs and expenses of complying with our public reporting company obligations will be approximately $40,000 annually. The Company’s compliance costs and expenses could increase substantially if it applies for trading of its securities on a national stock exchange which may have listing requirements that engender additional administration and compliance costs. The Company will assign a high priority to establishing and maintaining controls, procedures, corporate compliance and public company reporting; however, there can be no assurance that the Company will have sufficient cash resources available to satisfy its public company reporting and compliance obligations. If the Company is unable to cover the cost of proper administration of its public company compliance and reporting obligations, the Company could become subject to sanctions, fines and penalties, its stock could be barred from trading in public capital markets, and it may cease doing business.

The mineral exploration and mining industry is highly competitive and there is no assurance that the company will be successful.

The mineral exploration and mining industry is intensely competitive, and the Company competes with other companies that have greater resources. Many of these companies not only explore for and produce minerals but also market minerals and other products on a regional, national or worldwide basis. These companies will be able to pay more for productive mineral properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than Golden Royal’s financial or human resources permit. In addition, these companies will have a greater ability to continue exploration activities during periods of low mineral market prices. The Company’s larger competitors may be able to absorb the burden of present and future foreign, federal, state, local and other laws and regulations more easily than Golden Royal can, which would adversely affect our competitive position. The Company’s ability to acquire additional properties and to discover productive prospects in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because Golden Royal has fewer financial and human resources than many companies in its industry, the Company may be at a disadvantage in bidding for exploratory prospects and producing mineral properties.

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

Golden Royal presently has only 1,680 acres of mineral property assets, none of which are in development. The Company is currently seeking to identify mineral properties to acquire but the Company cannot guarantee it will find any valuable mineral properties. Accordingly, the Company has no means of producing any income at this time. Even if the Company acquires a mineral property interest on land that becomes developed by a mining company, the Company cannot guarantee that it will be able to capitalize on the increased value of its leasehold.

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

Pursuant to regulations related to Section 404 of the Sarbanes-Oxley Act of 2002, on a quarterly basis the Company will be required to furnish a report by its management on the Company’s internal control over financial reporting. If the Company cannot provide reliable financial reports or prevent fraud, then its business and operating results could be harmed, investors could lose confidence in the Company’s reported financial information, and the trading price of the Company’s stock could drop significantly.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of September 30, 2021.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2021.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of fiscal 2021.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis

Results of Operations

Golden Royal was organized in November 2016, but did not commence operations until September 2018, when it acquired equity in certain oil and gas properties in Fremont County and Converse County, Wyoming (the Converse County interest has since expired). Then in December 2018 Golden Royal acquired ownership of precious metal rights in a parcel of land in Crooks County, Wyoming. All of these properties were acquired from Jacob Roth, who owns over 95% of Golden Royal’s outstanding shares. Subsequent to September 30, 2021, Golden Royal acquired mineral rights in two additional properties.

There are no mining operations taking place on any of the three properties; accordingly we recorded no revenue for either the year ended September 30, 2021 or the year ended September 30, 2020. We do not expect to record revenue unless (a) we resell one of our properties, or (b) we acquire sufficient cash recourses to permit us to participate in a drilling or mining project that yields revenue.

The operating expenses that we incurred - $32,599 during the year ended September 30, 2021 and $36,663 during the year ended September 30, 2020 - were attributable to the costs of sustaining Golden Royal’s administrative operations. In addition, we incurred interest expense of $4,571 and $3,873 for the years ended September 30, 2021 and 2020, respectively, because we imputed interest on the funds that Jacob Roth has loaned to Golden Royal to sustain its operations. Mr. Roth contributed the accrued interest to the capital of the Company.

By reason of the expenses described above, Golden Royal incurred a net loss of $37,170 in the year ended September 30, 2021 and a net loss of $40,536 in the year ended September 30, 2020. We will continue to incur net losses until we initiate revenue-producing operations.

Liquidity and Capital Resources

Our operations used $23,790 in cash during the year ended September 30, 2021, and $7,427 in cash during the year ended September 30, 2020. Our use of cash during the 2021 and 2020 fiscal years was less than our net loss primarily because we increased our accounts payable in both years.

In both years, the cash used in operations was provided primarily by loans from Jacob Roth, our Chief Executive Officer.

At September 30, 2021, we had a working capital deficit of $134,326, an increase of $27,799 from our working capital deficit at the end of fiscal year 2020.

In order for us to initiate participation in mineral exploration projects, we estimate that we will require approximately $2.5 million in capital. We plan to obtain that capital by issuing equity securities, either capital stock or convertible debt. To date, however, we have received no commitments for funds. Accordingly, the opinion of our independent registered public accounting firm with respect to our fiscal 2021 and 2020 financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern. That doubt will be alleviated only when we obtain the funds necessary to initiate profitable operations.

Item 7a Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-15	Report of Independent Registered Public Accounting Firm.

F-17	Balance Sheets as of September 30, 2021 and 2020.

F-18	Statements of Operations for the Years Ended September 30, 2021 and 2020.

F-19	Statement of Stockholders’ Deficit for the Year Ended September 30, 2021.

F-20	Statement of Stockholders’ Deficit for the Year Ended September 30, 2020.

F-21	Statements of Cash Flows for the Years Ended September 30, 2021 and 2020.

F-22 to F-30	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Golden Royal Development, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Royal Development, Inc. (the Company) as of September 30, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Boynton Beach, Florida
February 4, 2022

Golden Royal Development Inc.
Balance Sheets

	September 30, 2021	September 30, 2020

ASSETS

Current Assets
Cash	$97	$25

Total Assets	$97	$25

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loans payable - related party Accounts payable	$55,757	$52,948
Accounts payable - related party	3,500	2,300
Due to officer - related party	75,166	51,304

Total Liabilities	134,423	106,552

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized	-	-
Series A Preferred stock, $0.00001 par value; 1,000 shares designated, 1,000 and 1,000, issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 7,841,550 and 7,841,550 issued and outstanding, respectively	78	78
Additional paid-in capital	39,593	30,222
Accumulated deficit	(173,998)	(136,828)

Total Stockholders’ Deficit	(134,326)	(106,527)

Total Liabilities and Stockholders’ Deficit	$97	$25

Golden Royal Development Inc.
Statements of Operations

	For the Year Ended	For the Year Ended
	September 30, 2021	September 30, 2020

Revenue	$-	$-

Operating Expenses
Professional fees	17,311	23,196
General and administrative	15,288	13,467
Total Operating Expenses	32,599	36,663

Loss from Operations	(32,599)	(36,663)

Other Expenses
Interest Expense	(4,571)	(3,873)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(37,170)	(40,536)

Provision for Income Taxes	-	-

NET LOSS	$(37,170)	$(40,536)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,841,550	7,841,550

Golden Royal Development Inc.
Statement of Stockholders’ Deficit

For the year ended September 30, 2021

	Series A -						Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, September 30, 2020	-	$-	1,000	$1	7,841,550	$78	$30,222	$(136,828)	$(106,527)

In kind contribution of services and interest	-	-	-	-	-	-	9,371	-	9,371

Net loss for the year ended September 30, 2021	-	-	-	-	-	-	-	(37,170)	(37,170)

Balance, September 30, 2021	-	$-	1,000	$1	7,841,550	$78	$39,593	$(173,998)	$(134,326)

Golden Royal Development Inc.
Statement of Stockholders’ Deficit

For the year ended September 30, 2020

	Series A -						Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, September 30, 2019	-	$-	1,000	$1	7,841,550	$78	$21,549	$(96,292)	$(74,664)

In kind contribution of services and interest	-	-	-	-	-	-	8,673	-	8,673

Net loss for the year ended September 30, 2020	-	-	-	-	-	-	-	(40,536)	(40,536)

Balance, September 30, 2020	-	$-	1,000	$1	7,841,550	$78	$30,222	$(136,828)	$(106,527)

Golden Royal Development Inc.
Statements of Cash Flows

	For the Year Ended	For the Year Ended
	September 30, 2021	September 30, 2020
Cash Flows From Operating Activities:

Net Loss	$(37,170)	$(40,536)
Adjustments to reconcile net loss to net cash used in operations In-kind contribution of services and interest	9,371	8,673
Changes in operating assets and liabilities:
Increase in accounts payable - related party	1,200	1,200
Increase in accounts payable and accrued expenses	2,809	23,236
Net Cash Used In Operating Activities	(23,790)	(7,427)

Cash Flows From Financing Activities:
Proceeds from officer	24,142	7,471
Repayment to officer	(280)	-
Cash overdraft	-	(19)
Net Cash Provided by Financing Activities	23,862	7,452

Net Increase in Cash	72	25

Cash at Beginning of the Year	25	-

Cash at End of the Year	$97	$25

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

GOLDEN ROYAL DEVELOPMENT, INC.
NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Golden Royal Development Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 13, 2016.

As of September 30, 2021 and 2020, the Company has no revenues from its oil, gas and mining properties operations.

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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include valuation of deferred tax assets and an in-kind contribution of services. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2021 and September 30, 2020, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At September 30, 2021 and 2020, the Company did not have any outstanding dilutive securities.

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

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

The Company’s income tax expense differed from the statutory rates (federal 21% and state 6.5%) as follows:

	September 30, 2021	September 30, 2020

Expected tax expense (benefit) - Federal	$(7,299)	$(7,959)
Expected tax expense (benefit) - State	(2,416)	(2,635)
Non-deductible expenses	2,449	2,267
Change in valuation allowance	7,266	8,327
Actual tax expense (benefit)	$-	$-

The net deferred taxes in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

Gross deferred tax assets:
Net operating loss carryforwards	$(36,430)	$(29,164)
Total deferred tax assets	(36,430)	(29,164)
Less: valuation allowance	36,430	29,164
Net deferred tax asset recorded	$-	$-

As of September 30, 2021 and 2020, the Company has a net operating loss carry forward of approximately $13,463, available to offset future taxable income through December 31, 2038. As of September 30, 2021 and 2020, the Company has a net operating loss carry forward of approximately $125,924 and $98,125, available to offset future taxable income indefinitely subject to limitations. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards.

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

The net change in the valuation allowance for the years ended September 30, 2021 and 2020 was an increase of $7,266 and $8,327, respectively.

The company’s federal income tax returns for the years 2017-2021 remain subject to examination by the Internal Revenue Service through 2026.

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

(G) Mineral Property

Pursuant to FASB ASC No. 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and the acquisition costs have to be expensed. For the years ended September 30, 2021 and 2020, the Company had expensed $1,000 and $1,000, respectively, related to the mineral rights acquisition and exploration costs.

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

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

(I) Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740 related to intraperiod tax allocation, the calculation of income taxes in interim periods, and the accounting for outside basis differences of foreign subsidiaries and equity method investments. The amendments also improve consistent application of and simplify GAAP for other areas of ASC Topic 740, including franchise or similar taxes partially based on income, the accounting for a step-up in tax basis goodwill, and interim recognition of an enacted change in tax laws or rates, by clarifying and amending existing guidance. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of adoption of this standard but does not anticipate that the adoption will have a material effect on its consolidated financial statements.

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

All other newly issued accounting pronouncements, but not yet effective have been deemed either immaterial or not applicable.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	DUE TO OFFICER – RELATED PARTY

During the year ended September 30, 2021, the majority shareholder loaned $24,142 to the Company to pay Company expenses and was repaid $280. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $4,571 as an in-kind contribution of interest on the loan (See Notes 3(C) and 4). As of September 30, 2021, the loan balance is $75,166.

During the year ended September 30, 2020, the majority shareholder loaned $7,471 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $3,873 as an in-kind contribution of interest on the loan (See Notes 3(C) and 4). As of September 30, 2020, the loan balance is $51,304.

NOTE 3	STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company was incorporated on November 13, 2016. On March 29, 2017, the Company became authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001 per share. Preferred stock may be issued in one or more series. Rights and preferences are to be determined by the board of directors.

The Board of Directors has designated 1,000 shares of the preferred stock as Series A Preferred Stock. On March 29, 2017, Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value (See Note 4). At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to exercise voting power equal to 0.051% of the aggregate voting power. The holder of Series A Preferred Stock will receive dividends when and if they are declared by the Board of Directors. The Series A Preferred Stock has a liquidation preference of $0.00001 per share. As of September 30, 2021 and September 30, 2020, there were 1,000 shares of Series A Preferred Stock issued and outstanding.

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

(B) Common Stock Issued for Cash

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

As of September 30, 2021 and 2020, there were 7,841,550 shares of Common Stock issued and outstanding.

(C) In kind contribution of services

For the year ended September 30, 2021, the Company recorded $4,800 as in kind contribution of services provided by President of the Company (See Note 4).

For the year ended September 30, 2020, the Company recorded $4,800 as in kind contribution of services provided by President of the Company (See Note 4).

For the year ended September 30, 2021, the Company recorded $4,571 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 4).

For the year ended September 30, 2020, the Company recorded $3,873 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 4).

NOTE 4	RELATED PARTY TRANSACTIONS

For the year ended September 30, 2021, the Company recorded $4,800 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the year ended September 30, 2020, the Company recorded $4,800 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

For the year ended September 30, 2021, the Company recorded $4,571 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 3 (C)).

For the year ended September 30, 2020, the Company recorded $3,873 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 3 (C)).

During the year ended September 30, 2021, the majority shareholder loaned $24,142 to the Company to pay Company expenses and was repaid $280. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $4,571 as an in-kind contribution of interest on the loan. As of September 30, 2021, the loan balance is $75,166 (See Notes 2 and 3(C)).

During the year ended September 30, 2020, the majority shareholder loaned $7,471 to the Company to pay Company expenses. The loan is non-interest bearing, unsecured and due on demand. The company recorded $3,873 as an in-kind contribution of interest on the loan. As of September 30, 2020, the loan balance was $51,304 (See Notes 2 and 3 (C)).

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the year ended September 30, 2021 and 2020, the Company had recorded rent expense of $1,200 and $1,200, respectively (See Note 6). As of September 30, 2021 and September 30, 2020, the accrued rent to related party were $3,500 and $2,300, respectively.

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the years ended September 30, 2021 and 2020, the Company recorded $360 and $360, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed (See Note 5).

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a 1% overriding royalty interest in Oil and Gas to the Company. The property is located in Converse County, WY. The royalty expired on September 1, 2020 (See Note 5).

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

On December 6, 2018 the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a ten-year lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. During the years ended September 30, 2021 and 2020, the Company recorded $640 and $640, respectively, for expenses pertaining to the property. The property is located in Crooks County, WY (See Note 5).

NOTE 5	OIL AND GAS PROPERTIES

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the years ended September 30, 2021 and 2020, the Company recorded $360 and $360, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed (See Note 4).

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a 1% overriding royalty interest in Oil and Gas to the Company. The property is located in Converse County, WY. The royalty expired on September 1, 2020 (See Note 4).

On December 6, 2018 the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a ten-year lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. During the years ended September 30, 2021 and 2020, the Company recorded $640 and $640, respectively, for expenses pertaining to the property. The property is located in Crooks County, WY (See Note 4).

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

NOTE 6	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the years ended September 30, 2021 and 2020, the Company recorded a rent expense of $1,200 and $1,200, respectively (See Note 4).

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company used cash in operations of $23,790 for the year ended September 30, 2021, has an accumulated deficit of $173,998 at September 30, 2021, and has a net loss of $37,170 for the year ended September 30, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. In addition, the current Coronavirus Pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern.

NOTE 8	SUBSEQUENT EVENTS

Subsequent to the year ended September 30, 2021, the majority shareholder loaned $3,529 to the Company to pay Company expenses and was repaid $90.

On November 8, 2021, the Company entered into a ten-year mineral lease. The property is located in Crook County, WY. Subsequent to the year ended September 30, 2021, the Company paid a $50 application fee and committed to pay the State of Wyoming $640 per year for five years and $1,280 per year for the next five years. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed.

On November 9, 2021, the Company entered into a ten-year mineral lease. The property is located in Crook County, WY. Subsequent to the year ended September 30, 2021, the Company paid a $50 application fee and committed to pay the State of Wyoming $160 per year for five years and $320 per year during the next five years. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of September 30, 2021, Jacob Roth, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Roth concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2021 for the purposes described in this paragraph.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2021 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2021.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable

Item 11. Executive Compensation

Golden Royal has not paid compensation to its executive officers, and has no immediate plan to compensate any of its officers.

Employment Agreements

None of the executive officers has a written employment agreement with Golden Royal. Each of them serves at will.

Compensation of Directors

The Company did not pay or accrue any obligation to the members of its Board of Directors either of the years ended September 30, 2021 or 2020.

Equity Grants

Golden Royal has not adopted any equity grant program. The Company’s Chief Executive Officer, Jacob Roth, holds no stock options or unvested stock awards, and held none at any time during the years ended September 30, 2021 and 2020.

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

	Common Stock			Series A Preferred Stock(1)
Name of Beneficial Owner	Shares		% of Class	Shares	% of Class	Percentage of Voting Power
Jacob Roth	7,500,000		95.6%	1,000	100%	97.9%
Bernard Rosenberg	2,100	(2)	<0.1%	—	—	<0.1%
All officers and directors as a group (2 persons)	7,502,100		95.7%	1,000	100%	97.9%

(1)	The 1,000 authorized shares of Series A Preferred Stock hold, in aggregate, 51% of the Company’s voting power.
(2)	Includes 1,100 shares owned of record by Lea Rosenberg, Mr. Rosenberg’s spouse.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Commencing on November 1, 2018, Jacob Roth, Golden Royal’s Chief Executive Officer, has leased an office to Golden Royal on a month-to-month basis for a rental fee of $100 per month.

On September 27, 2018, Jacob Roth and Golden Royal entered into an Assignment Agreement pursuant to which Mr. Roth assigned to Golden Royal all of the beneficial interest in the Fremont County Mineral Interest (described in the “Business” section of this Annual Report), and Golden Royal assumed responsibility for all fees, rents and taxes that accrue with respect to that property.

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

The administrative expenses of Golden Royal since it was organized have been funded primarily by loans from Jacob Roth. The loans are due on demand and do not bear interest. As of September 30, 2021, the balance of loans due from the Company to Jacob Roth was $75,166

Except as set forth above, there have been no transactions since the beginning of the 2019 fiscal year, or any currently proposed transaction, in which Golden Royal was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of Golden Royal at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined that the following member of our Board of Directors is independent, as “independent” is defined in the rules of the NYSE MKT: Bernard Rosenberg.

Item 14. Principal Accountant Fees and Services

Audit Fees

Liggett & Webb P.A. billed $11,000 in connection with the audit and reviews of the Company’s financial statements for the year ended September 30, 2021. Liggett & Webb P.A. billed $13,500 in connection with the audit and reviews of the Company’s financial statements for the year ended September 30, 2020. Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Liggett & Webb P.A. did not bill the Company for any Audit-Related fees in fiscal 2021. Liggett & Webb P.A. did not bill the Company for any Audit-Related fees in fiscal 2020.

Tax Fees

Liggett & Webb P.A. did not bill the Company for any professional services rendered for tax compliance, tax advice and tax planning in fiscal 2021 or in fiscal 2020.

All Other Fees

Liggett & Webb P.A. did not bill the Company for any other fees in fiscal 2021.

Liggett & Webb P.A. did not bill the Company for any other fees in fiscal 2020.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15. Exhibits and Financial Statement Schedules

Exhibits

3-a	Certificate of Incorporation filed on November 30, 2016*
3-a(1)	Certificate of Designation for Series A Preferred Stock filed on March 29, 2017*
3-b	Bylaws*
10-a	Assignment Agreement dated September 27, 2018 between the Company and Jacob Roth*
10-b	Assignment Agreement dated December 6, 2018 between the Company and Jacob Roth*
31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed as an exhibit to the Registration Statement on Form 10 filed on January 16, 2018.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Royal Development Inc.

By:	/s/ Jacob Roth
Jacob Roth, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on February 4, 2022 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jacob Roth
Jacob Roth, Director
Chief Executive Officer, Chief
Financial and Accounting Officer

/s/ Bernard Rosenberg
Bernard Rosenberg, Director

