Form 10-Q
period 2021-12-31
Golden Royal Development Inc.
filed 2022-03-04
CIK 1761534

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

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

March 3, 2022

Common Voting Stock: 7,841,550

GOLDEN ROYAL DEVELOPMENT INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2021

Golden Royal Development Inc.

Condensed Balance Sheets

	December 31, 2021	September 30, 2021
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$97

Total Assets	$-	$97
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$66,168	$55,757
Cash overdraft	1,488	-
Accounts payable - related party	3,800	3,500
Due to officer - related party	77,030	75,166

Total Liabilities	148,486	134,423

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized	-	-
Series A Preferred stock, $0.00001 par value; 1,000 shares designated, 1,000 and 1,000, issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 7,841,550 and 7,841,550 issued and outstanding, respectively	78	78
Additional paid-in capital	42,319	39,593
Accumulated deficit	(190,884)	(173,998)

Total Stockholders’ Deficit	(148,486)	(134,326)

Total Liabilities and Stockholders’ Deficit	$-	$97

See accompanying notes to condensed unaudited financial statements

Golden Royal Development Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	December 31, 2021	December 31, 2020

Revenue	$-	$-

Operating Expenses
Professional fees	8,613	2,656
General and administrative	6,747	3,263
Total Operating Expenses	15,360	5,919

Loss from Operations	(15,360)	(5,919)

Other Expenses
Interest Expense	(1,526)	(1,064)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(16,886)	(6,983)

Provision for Income Taxes	-	-

NET LOSS	$(16,886)	$(6,983)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,841,550	7,841,550

See accompanying notes to condensed unaudited financial statements

Golden Royal Development Inc.

Condensed Statement of Stockholders’ Deficit

For the three months ended December 31, 2021

(Unaudited)

	Preferred Stock		Series A - Preferred Stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2021	-	$-	1,000	$1	7,841,550	$78	$39,593	$(173,998)	$(134,326)

In kind contribution of services and interest	-	-	-	-	-	-	2,726	-	2,726

Net loss for the three months ended December 31, 2021	-	-	-	-	-	-	-	(16,886)	(16,886)

Balance, December 31, 2021 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$42,319	$(190,884)	$(148,486)

See accompanying notes to condensed unaudited financial statements

Golden Royal Development Inc.

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

See accompanying notes to condensed unaudited financial statements

Golden Royal Development Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	December 31, 2021	December 31, 2020
Cash Flows From Operating Activities:

Net Loss	$(16,886)	$(6,983)
Adjustments to reconcile net loss to net cash used in operations In-kind contribution of services and interest	2,726	2,264
Changes in operating assets and liabilities:
Increase in accounts payable - related party	300	300
Increase in accounts payable and accrued expenses	10,411	2,340
Net Cash Used In Operating Activities	(3,449)	(2,079)

Cash Flows From Financing Activities:
Proceeds from officer	1,954	2,100
Repayment to officer	(90)	-
Cash overdraft	1,488	-
Net Cash Provided by Financing Activities	3,352	2,100

Net Increase (Decrease) in Cash	(97)	21

Cash at Beginning of the Period	97	25

Cash at End of the Period	$-	$46

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

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

Golden Royal Development Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 13, 2016.

As of December 31, 2021 and 2020, the Company has no revenues from its oil, gas and mining properties operations.

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

(B) Use of Estimates

In preparing condensed unaudited financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed unaudited financial statements and revenues and expenses during the reported period. Significant estimates include valuation of deferred tax assets and an in-kind contribution of services. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2021 and September 30, 2021, the Company had no cash equivalents.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At December 31, 2021 and 2020, the Company did not have any outstanding dilutive securities.

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

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

(UNAUDITED)

(G) Mineral Property

Pursuant to FASB ASC No. 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and the acquisition costs have to be expensed. For the three months ended December 31, 2021 and 2020, the Company had expensed $1,540 and $640, respectively, related to the mineral rights acquisition and exploration costs.

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

AS OF DECEMBER 31, 2021

(UNAUDITED)

NOTE 2	DUE TO OFFICER – RELATED PARTY

During the three months ended December 31, 2021, the majority shareholder loaned $1,954 to the Company to pay Company expenses and was repaid $90. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $1,526 as an in-kind contribution of interest on the loan (See Notes 3(C) and 4). As of December 31, 2021, the loan balance was $77,030.

During the year ended September 30, 2021, the majority shareholder loaned $24,142 to the Company to pay Company expenses and was repaid $280. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $4,571 as an in-kind contribution of interest on the loan (See Notes 3(C) and 4). As of September 30, 2021, the loan balance was $75,166.

NOTE 3	STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company was incorporated on November 13, 2016. On March 29, 2017, the Company became authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001 per share. Preferred stock may be issued in one or more series. Rights and preferences are to be determined by the board of directors.

The Board of Directors has designated 1,000 shares of the preferred stock as Series A Preferred Stock. On March 29, 2017, Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value (See Note 4). At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to exercise voting power equal to 0.051% of the aggregate voting power. The holder of Series A Preferred Stock will receive dividends when and if they are declared by the Board of Directors. The Series A Preferred Stock has a liquidation preference of $0.00001 per share. As of December 31, 2021 and September 30, 2021, there were 1,000 shares of Series A Preferred Stock issued and outstanding.

(B) Common Stock Issued for Cash

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

As of December 31, 2021 and September 30, 2021, there were 7,841,550 shares of Common Stock issued and outstanding.

(C) In kind contribution of services

For the three months ended December 31, 2021, the Company recorded $1,200 as in kind contribution of services provided by President of the Company (See Note 4).

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

(UNAUDITED)

For the three months ended December 31, 2020, the Company recorded $1,200 as in kind contribution of services provided by President of the Company (See Note 4).

For the three months ended December 31, 2021, the Company recorded $1,526 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 4).

For the three months ended December 31, 2020, the Company recorded $1,064 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 4).

NOTE 4	RELATED PARTY TRANSACTIONS

For the three months ended December 31, 2021, the Company recorded $1,200 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the three months ended December 31, 2020, the Company recorded $1,200 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the three months ended December 31, 2021, the Company recorded $1,526 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 3 (C)).

For the three months ended December 31, 2020, the Company recorded $1,064 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 3 (C)).

During the three months ended December 31, 2021, the majority shareholder loaned $1,954 to the Company to pay Company expenses and was repaid $90. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $1,526 as an in-kind contribution of interest on the loan (See Notes 3(C) and 4). As of December 31, 2021, the loan balance was $77,030.

During the year ended September 30, 2021, the majority shareholder loaned $24,142 to the Company to pay Company expenses and was repaid $280. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $4,571 as an in-kind contribution of interest on the loan. As of September 30, 2021 the loan balance was $75,166 (See Notes 2 and 3(C)).

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the three months ended December 31, 2021 and 2020, the Company had recorded rent expense of $300 and $300, respectively (See Note 6). As of December 31, 2021 and September 30, 2021, the accrued rent to related party were $3,800 and $3,500, respectively.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

(UNAUDITED)

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the three months ended December 31, 2021 and 2020, the Company recorded $0 and $0, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed (See Note 5).

On December 6, 2018 the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a ten-year lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. During the three months ended December 31, 2021 and 2020, the Company recorded $640 and $640, for expenses pertaining to the property. The property is located in Crooks County, WY (See Note 5).

NOTE 5	OIL AND GAS PROPERTIES

On November 8, 2021, the Company entered into a ten-year mineral lease. The property is located in Crook County, WY. During the three months ended December 31, 2021, the Company paid a $50 application fee and committed to pay the State of Wyoming $640 per year for five years and $1,280 per year for the next five years. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed. During the three months ended December 31, 2021 and 2020, the Company recorded $690 and $0, respectively, for expenses pertaining to the property.

On November 9, 2021, the Company entered into a ten-year mineral lease. The property is located in Crook County, WY. During the three months ended December 31, 2021, the Company paid a $50 application fee and committed to pay the State of Wyoming $160 per year for five years and $320 per year during the next five years. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed. During the three months ended December 31, 2021 and 2020, the Company recorded $210 and $0, respectively, for expenses pertaining to the property.

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the three months ended December 31, 2021 and 2020, the Company recorded $0 and $0, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed (See Note 4).

On December 6, 2018 the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a ten-year lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. During the three months ended December 31, 2021 and 2020, the Company recorded $640 and $640, respectively, for expenses pertaining to the property. The property is located in Crooks County, WY (See Note 4).

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

(UNAUDITED)

NOTE 6	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the three months ended December 31, 2021 and 2020, the Company recorded a rent expense of $300 and $300, respectively (See Note 4).

NOTE 7	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company used cash in operations of $3,449 for the three months ended December 31, 2021, has an accumulated deficit of $190,884 at December 31, 2021, and has a net loss of $16,886 for the three months ended December 31, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The condensed unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. In addition, the current Coronavirus Pandemic may have an adverse impact on the Company’s ability to raise capital or to continue as a going concern.

NOTE 8	SUBSEQUENT EVENTS

Subsequent to the three months ended December 31, 2021, the majority shareholder loaned $5,310 to the Company to pay Company expenses and was repaid $67.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Golden Royal was organized in November 2016, but did not commence operations until September 2018, when it acquired equity in certain oil and gas properties in Fremont County and Converse County, Wyoming. Then in December 2018 Golden Royal acquired ownership of precious metal rights in a parcel of land in Crooks County, Wyoming. All of these properties were acquired from Jacob Roth, who owns over 95% of Golden Royal’s outstanding shares. More recently, in November 2021, Golden Royal directly invested in the mineral rights to two other parcels of land in Crooks County, Wyoming.

There are no mining operations taking place on any of the properties licensed by Golden Royal; accordingly we recorded no revenue for the three month periods ended December 31, 2021 and 2020. We do not expect to record revenue unless (a) we resell one of our mineral properties, or (b) we acquire sufficient cash recourses to permit us to participate in a drilling or mining project that yields revenue.

The operating expenses that we incurred - $15,360 during the three month period ended December 31, 2021 and $5,919 during the three month period ended December 31, 2020 - were primarily attributable to the costs of sustaining Golden Royal’s initial administrative operations. The amount of operating expenses increased quarter-to-quarter because we delayed into the quarter ended December 31, 2021 production of several SEC filings, which involved bookkeeping, accounting, legal and other service expenses. We do not expect to incur expenses at that heightened level after the current quarter.

Finally, we incurred interest expense of $1,526 and $1,064 for the three month periods ended December 31, 2021 and 2020, respectively, because we imputed interest on the funds that Jacob Roth has loaned to Golden Royal to sustain its operations. Mr. Roth contributed the accrued interest to the capital of the Company.

By reason of the expenses described above, Golden Royal incurred net loss of $16,886 during the three month period ended December 31, 2021, and net loss of $6,983 during the three month period ended December 31, 2020. We will continue to incur net loss until we initiate revenue-producing operations.

Liquidity and Capital Resources

Our operations used $3,449 in cash during the three months ended December 31, 2021, and $2,079 in cash during the three months ended December 31, 2020. Our use of cash during these periods was less than our net loss primarily because we increased our accounts payable and accrued expenses. The cash used in operations was primarily provided by loans from Jacob Roth.

At December 31, 2021 we had a working capital deficit of $148,486, an increase of $14,160 as compared to the deficit at September 30, 2021. The increased deficit is primarily attributable to increases in our accounts payable and due to officer balances, offset by a decrease in cash.

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

Evaluation of Disclosure Controls and Procedures. As of December 31, 2021, Jacob Roth, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Roth concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2021 for the purposes described in this paragraph.

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

There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended September 30, 2021.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

There were no unregistered sales of equity securities by the Company during the first quarter of fiscal year 2022.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal year 2022.

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

GOLDEN ROYAL DEVELOPMENT INC.

	By:	/s/ Jacob Roth
Date: March 3, 2022		Jacob Roth, Chief Executive Officer and Chief Financial Officer

* * * * *

