Form 10-Q
period 2022-03-31
Golden Royal Development Inc.
filed 2022-07-08
CIK 1761534

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

July 8, 2022

Common Voting Stock: 7,841,550

GOLDEN ROYAL DEVELOPMENT INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2022

Golden Royal Development Inc.

Condensed Balance Sheets

	March 31, 2022	September 30, 2021
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$97
Prepaid expense	2,000	-

Total Assets	$2,000	$97

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$83,539	$55,757
Cash overdraft	1,631	-
Accounts payable - related party	4,100	3,500
Due to officer - related party	83,938	75,166

Total Liabilities	173,208	134,423

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized	-	-
Series A Preferred stock, $0.00001 par value; 1,000 shares designated, 1,000 and 1,000, issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 7,841,550 and 7,841,550 issued and outstanding, respectively	78	78
Additional paid-in capital	45,114	39,593
Accumulated deficit	(216,401)	(173,998)

Total Stockholders’ Deficit	(171,208)	(134,326)

Total Liabilities and Stockholders’ Deficit	$2,000	$97

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	18,200	500	26,813	3,156
General and administrative	5,722	2,589	12,469	5,852
Total Operating Expenses	23,922	3,089	39,282	9,008

Loss from Operations	(23,922)	(3,089)	(39,282)	(9,008)

Other Expenses
Interest Expense	(1,595)	(1,069)	(3,121)	(2,133)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(25,517)	(4,158)	(42,403)	(11,141)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(25,517)	$(4,158)	$(42,403)	$(11,141)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,841,550	7,841,550	7,841,550	7,841,550

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development Inc.

Condensed Statement of Stockholders’ Deficit

For the three and six months ended March 31, 2022

(Unaudited)

			Series A -				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2021	-	$-	1,000	$1	7,841,550	$78	$39,593	$(173,998)	$(134,326)

In kind contribution of services and interest	-	-	-	-	-	-	2,726	-	2,726

Net loss for the three months ended December 31, 2021	-	-	-	-	-	-	-	(16,886)	(16,886)

Balance, December 31, 2021 (Unaudited)	-	-	1,000	1	7,841,550	78	42,319	(190,884)	(148,486)

In kind contribution of services and interest	-	-	-	-	-	-	2,795	-	2,795

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	(25,517)	(25,517)

Balance, March 31, 2022 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$45,114	$(216,401)	$(171,208)

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development Inc.

Condensed Statement of Stockholders’ Deficit

For the three and six months ended March 31, 2021

(Unaudited)

	Preferred Stock		Series A - Preferred Stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2020	-	$-	1,000	$1	7,841,550	$78	$30,222	$(136,828)	$(106,527)

In kind contribution of services and interest	-	-	-	-	-	-	2,264	-	2,264

Net loss for the three months ended December 31, 2020	-	-	-	-	-	-	-	(6,983)	(6,983)

Balance, December 31, 2020 (Unaudited)	-	-	1,000	1	7,841,550	78	32,486	(143,811)	(111,246)

In kind contribution of services and interest	-	-	-	-	-	-	2,269	-	2,269

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	-	(4,158)	(4,158)

Balance, March 31, 2021 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$34,755	$(147,969)	$(113,135)

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	March 31, 2022	March 31, 2021
Cash Flows From Operating Activities:

Net Loss	$(42,403)	$(11,141)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	5,521	4,533
Changes in operating assets and liabilities:
Increase in prepaid expenses	(2,000)	-
Increase in accounts payable - related party	600	600
Increase in accounts payable and accrued expenses	27,782	3,884
Net Cash Used In Operating Activities	(10,500)	(2,124)

Cash Flows From Financing Activities:
Cash overdraft	1,631	-
Proceeds from officer loan	8,929	2,100
Repayment to officer loan	(157)	-
Net Cash Provided by Financing Activities	10,403	2,100

Net Decrease in Cash	(97)	(24)

Cash at Beginning of the Period	97	25

Cash at End of the Period	$-	$1

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

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

Golden Royal Development Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 13, 2016.

As of March 31, 2022 and 2021, the Company has no revenues from its oil, gas and mining properties operations.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2022 and September 30, 2021, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At March 31, 2022 and 2021, the Company did not have any outstanding dilutive securities.

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

(G) Mineral Property

Pursuant to FASB ASC No. 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and the acquisition costs have to be expensed. For the six months ended March 31, 2022 and 2021, the Company had expensed $1,590 and $640, respectively, related to the mineral rights acquisition and exploration costs.

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

During the six months ended March 31, 2022, the Company’s President, who is also its majority shareholder, loaned $8,929 to the Company to pay Company expenses and was repaid $157. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $3,121 as an in-kind contribution of interest on the loan (See Notes 3(C) and 4). As of March 31, 2022, the loan balance was $83,938.

During the year ended September 30, 2021, the Company’s President loaned $24,142 to the Company to pay Company expenses and was repaid $280. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $4,571 as an in-kind contribution of interest on the loan (See Notes 3(C) and 4). As of September 30, 2021, the loan balance was $75,166.

NOTE 3	STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company was incorporated on November 13, 2016. On March 29, 2017, the Company became authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001 per share. Preferred stock may be issued in one or more series. Rights and preferences are to be determined by the board of directors.

The Board of Directors has designated 1,000 shares of the preferred stock as Series A Preferred Stock. On March 29, 2017, Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value (See Note 4). At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to exercise voting power equal to 0.051% of the aggregate voting power. The holder of Series A Preferred Stock will receive dividends when and if they are declared by the Board of Directors. The Series A Preferred Stock has a liquidation preference of $0.00001 per share. As of March 31, 2022 and September 30, 2021, there were 1,000 shares of Series A Preferred Stock issued and outstanding.

(B) Common Stock Issued for Cash

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

As of March 31, 2022 and September 30, 2021, there were 7,841,550 shares of Common Stock issued and outstanding.

(C) In kind contribution of services

For the six months ended March 31, 2022, the Company recorded $2,400 as in kind contribution of services provided by President of the Company (See Note 4).

For the six months ended March 31, 2021, the Company recorded $2,400 as in kind contribution of services provided by President of the Company (See Note 4).

For the six months ended March 31, 2022, the Company recorded $3,121 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 4).

For the six months ended March 31, 2021, the Company recorded $2,133 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 4).

NOTE 4	RELATED PARTY TRANSACTIONS

For the six months ended March 31, 2022, the Company recorded $2,400 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the six months ended March 31, 2021, the Company recorded $2,400 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the six months ended March 31, 2022, the Company recorded $3,121 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 3 (C)).

For the six months ended March 31, 2021, the Company recorded $2,133 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 3 (C)).

During the six months ended March 31, 2022, the Company’s President, who is also its majority shareholder, loaned $8,929 to the Company to pay Company expenses and was repaid $157. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $3,121 as an in-kind contribution of interest on the loan (See Notes 2 and 3(C)). As of March 31, 2022, the loan balance was $83,938.

During the year ended September 30, 2021, the Company’s President loaned $24,142 to the Company to pay Company expenses and was repaid $280. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $4,571 as an in-kind contribution of interest on the loan. As of September 30, 2021 the loan balance was $75,166 (See Notes 2 and 3(C)).

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the six months ended March 31, 2022 and 2021, the Company had recorded rent expense of $600 and $600, respectively (See Note 6). As of March 31, 2022 and September 30, 2021, the accrued rent to related party were $4,100 and $3,500, respectively.

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the six months ended March 31, 2022 and 2021, the Company recorded $0 and $0, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed (See Note 5).

On December 6, 2018, the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a ten-year lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. During the six months ended March 31, 2022 and 2021, the Company recorded $640 and $640, for expenses pertaining to the property. The property is located in Crook County, WY (See Note 5).

NOTE 5	OIL AND GAS PROPERTIES

On November 8, 2021, the Company entered into a ten-year mineral lease with an effective date of February 2, 2022. The property is located in Crook County, WY. During the six months ended March 31, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $640 per year for five years and $1,280 per year for the next five years. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed. During the six months ended March 31, 2022 and 2021, the Company recorded $690 and $0, respectively, for expenses pertaining to the property.

On November 9, 2021, the Company entered into a ten-year mineral lease with an effective date of February 2, 2022. The property is located in Crook County, WY. During the six months ended March 31, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $160 per year for five years and $320 per year during the next five years. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed. During the six months ended March 31, 2022 and 2021, the Company recorded $210 and $0, respectively, for expenses pertaining to the property.

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. During the six months ended March 31, 2022 and 2021, the Company recorded $0 and $0, respectively, for expenses pertaining to the property. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed (See Note 4).

On December 6, 2018, the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a ten-year lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. During the six months ended March 31, 2022 and 2021, the Company recorded $640 and $640, respectively, for expenses pertaining to the property. The property is located in Crook County, WY (See Note 4).

NOTE 6	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the six months ended March 31, 2022 and 2021, the Company recorded a rent expense of $600 and $600, respectively (See Note 4).

NOTE 7	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company used cash in operations of $10,500 for the six months ended March 31, 2022, has an accumulated deficit of $216,401 at March 31, 2022, and has a net loss of $42,403 for the six months ended March 31, 2022. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The Company is currently in the exploration stage with no operations and has minimal expenses. However, management believes that the Company’s current cash is insufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding. The condensed unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Impact of COVID-19

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly interfere with the Company’s ongoing efforts to identify promising mineral leases and to secure the funding necessary for implementation of its business plan.

In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for products and services and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

The extent to which COVID-19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations.

Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition, and results of operations.

NOTE 8	SUBSEQUENT EVENTS

Subsequent to the six months ended March 31, 2022, the majority shareholder loaned $8,600 to the Company to pay Company expenses and was repaid $542.

On March 17, 2022, the Company entered into a ten-year mineral lease with an effective date of April 1, 2022. The property is located in Crook County, WY. The Company paid a $50 application fee on March 17, 2022 and committed to pay the State of Wyoming $460 per year for five years and $919 per year for the next five years. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed. The Company paid $460 on June 18, 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Golden Royal was organized in November 2016, but did not commence operations until September 2018, when it acquired equity in certain oil and gas properties in Fremont County and Converse County, Wyoming. Then in December 2018 Golden Royal acquired ownership of precious metal rights in a parcel of land in Crook County, Wyoming. All of these properties were acquired from Jacob Roth, who owns over 95% of Golden Royal’s outstanding shares. More recently, during the six months ended March 31, 2022, Golden Royal directly invested in the mineral rights to two other parcels of land in Crook County, Wyoming. Subsequent to the end of the quarter, Golden Royal invested in a fourth property in Crook County.

There are no mining operations taking place on any of the properties licensed by Golden Royal; accordingly we recorded no revenue for the three and six month periods ended March 31, 2022 and 2021. We do not expect to record revenue unless (a) we resell one of our mineral properties, or (b) we acquire sufficient cash recourses to permit us to participate in a drilling or mining project that yields revenue.

The operating expenses that we incurred - $23,922 and $39,282 during the three and six month periods ended March 31, 2022; $3,089 and $9,008 during the three and six month periods ended March 31, 2021 – were primarily attributable to the costs of sustaining Golden Royal’s administrative operations. We also incurred $1,595 and $3,121 during the three and six month periods ended March 31, 2022 and $1,069 and $2,133 during the three and six month periods ended March 31, 2021 , respectively, to sustain our interest in our mineral properties.

By reason of the expenses described above, Golden Royal incurred net loss of $25,517 and $42,403 during the three and six month periods ended March 31, 2022 and net loss of $4,158 and $11,141 during the three and six month periods ended March 31, 2021. We will continue to incur net losses until we initiate revenue-producing operations.

Liquidity and Capital Resources

Our operations used $10,500 in cash during the six months ended March 31, 2022 and $2,124 in cash during the six months ended March 31, 2021. Our use of cash during these periods was less than our net loss primarily because we increased our accounts payable and accrued expenses. The cash used in operations was primarily provided by loans from Jacob Roth.

Our financing activities resulted in a cash inflow of $10,403 for the six months ended March 31, 2022, which is represented by $8,929 in proceeds from Officer loan, $157 repayment to Officer loan, and cash overdraft of $1,631.

Our financing activities resulted in a cash inflow of $2,100 for the six months ended March 31, 2021, which is represented by $2,100 in proceeds from officer loan.

At March 31, 2022 we had a working capital deficit of $171,208, an increase of $36,882 as compared to the deficit at September 30, 2021. The increased deficit is primarily attributable to increases in our accounts payable, cash overdraft and due to officer balances offset by an increase in prepaid expense.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2022, Jacob Roth, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Roth concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2022 for the purposes described in this paragraph.

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

(a) Unregistered sales of equity securities

There were no unregistered sales of equity securities by the Company during the second quarter of fiscal year 2022.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2022.

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

GOLDEN ROYAL DEVELOPMENT INC.

	By:	/s/ Jacob Roth
Date: July 8, 2022		Jacob Roth, Chief Executive Officer and Chief Financial and Accounting Officer

* * * * *

