Form 10-Q
period 2022-06-30
Golden Royal Development Inc.
filed 2022-08-15
CIK 1761534

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

August 15, 2022

Common Voting Stock: 7,841,550

GOLDEN ROYAL DEVELOPMENT INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2022

Golden Royal Development Inc.

Condensed Balance Sheets

	June 30, 2022	September 30, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$12	$97

Total Assets	$12	$97

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$84,803	$55,757
Accounts payable - related party	4,400	3,500
Due to officer - related party	91,996	75,166

Total Liabilities	181,199	134,423

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized	-	-
Series A Preferred stock, $0.00001 par value; 1,000 shares designated, 1,000 and 1,000, issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 7,841,550 and 7,841,550 issued and outstanding, respectively	78	78
Additional paid-in capital	48,043	39,593
Accumulated deficit	(229,309)	(173,998)

Total Stockholders’ Deficit	(181,187)	(134,326)

Total Liabilities and Stockholders’ Deficit	$12	$97

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	3,070	5,500	29,883	8,656
General and administrative	8,109	4,682	20,578	10,534
Total Operating Expenses	11,179	10,182	50,461	19,190

Loss from Operations	(11,179)	(10,182)	(50,461)	(19,190)

Other Expenses
Interest Expense	(1,729)	(1,071)	(4,850)	(3,204)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(12,908)	(11,253)	(55,311)	(22,394)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(12,908)	$(11,253)	$(55,311)	$(22,394)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,841,550	7,841,550	7,841,550	7,841,550

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development Inc.

Condensed Statement of Stockholders’ Deficit

For the three and nine months ended June 30, 2022

(Unaudited)

			Series A -				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, September 30, 2021	-	$-	1,000	$1	7,841,550	$78	$39,593	$(173,998)	$(134,326)

In kind contribution of services and interest	-	-	-	-	-	-	2,726	-	2,726

Net loss for the three months ended December 31, 2021	-	-	-	-	-	-	-	(16,886)	(16,886)

Balance, December 31, 2021 (Unaudited)	-	-	1,000	1	7,841,550	78	42,319	(190,884)	(148,486)

In kind contribution of services and interest	-	-	-	-	-	-	2,795	-	2,795

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	(25,517)	(25,517)

Balance, March 31, 2022 (Unaudited)	-	-	1,000	1	7,841,550	78	45,114	(216,401)	(171,208)

In kind contribution of services and interest	-	-	-	-	-	-	2,929	-	2,929

Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	-	(12,908)	(12,908)

Balance, June 30, 2022 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$48,043	$(229,309)	$(181,187)

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development Inc.

Condensed Statement of Stockholders’ Deficit

For the three and nine months ended June 30, 2021

(Unaudited)

			Series A -				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2020	-	$-	1,000	$1	7,841,550	$78	$30,222	$(136,828)	$(106,527)

In kind contribution of services and interest	-	-	-	-	-	-	2,264	-	2,264

Net loss for the three months ended December 31, 2020	-	-	-	-	-	-	-	(6,983)	(6,983)

Balance, December 31, 2020 (Unaudited)	-	-	1,000	1	7,841,550	78	32,486	(143,811)	(111,246)

In kind contribution of services and interest	-	-	-	-	-	-	2,269	-	2,269

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	-	(4,158)	(4,158)

Balance, March 31, 2021 (Unaudited)	-	-	1,000	1	7,841,550	78	34,755	(147,969)	(113,135)

In kind contribution of services and interest	-	-	-	-	-	-	2,271	-	2,271

Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	-	(11,253)	(11,253)

Balance, June 30, 2021 (Unaudited)	-	$-	1,000	$1	7,841,550	$78	$37,026	$(159,222)	$(122,117)

See accompanying notes to condensed unaudited financial statements.

Golden Royal Development Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2022	June 30, 2021
Cash Flows From Operating Activities:

Net Loss	$(55,311)	$(22,394)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	8,450	6,804
Changes in operating assets and liabilities:
Increase in accounts payable - related party	900	900
Increase in accounts payable and accrued expenses	29,046	12,536
Net Cash Used In Operating Activities	(16,915)	(2,154)

Cash Flows From Financing Activities:
Proceeds from officer loan	17,529	2,300
Repayment to officer loan	(699)	-
Net Cash Provided by Financing Activities	16,830	2,300

Net (Decrease) Increase in Cash	(85)	146

Cash at Beginning of the Period	97	25

Cash at End of the Period	$12	$171

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

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

Golden Royal Development Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 13, 2016.

As of June 30, 2022 and 2021, the Company has no revenues from its oil, gas and mining properties operations.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2022 and September 30, 2021, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At June 30, 2022 and 2021, the Company did not have any outstanding dilutive securities.

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

(G) Mineral Property

Pursuant to FASB ASC No. 360, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and the acquisition costs have to be expensed. For the nine months ended June 30, 2022 and 2021, the Company had expensed $2,050 and $1,000, respectively, related to the mineral rights acquisition and exploration costs.

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

(I) Recent Accounting Pronouncements

All newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	DUE TO OFFICER – RELATED PARTY

During the nine months ended June 30, 2022, the Company’s President, who is also its majority shareholder, loaned $17,529 to the Company to pay Company expenses and was repaid $699. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $4,850 as an in-kind contribution of interest on the loan (See Notes 3(C) and 4). As of June 30, 2022, the loan balance was $91,996.

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

The Board of Directors has designated 1,000 shares of the preferred stock as Series A Preferred Stock. On March 29, 2017, Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value (See Note 4). At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to exercise voting power equal to 0.051% of the aggregate voting power. The holder of Series A Preferred Stock will receive dividends when and if they are declared by the Board of Directors. The Series A Preferred Stock has a liquidation preference of $0.00001 per share. As of June 30, 2022 and September 30, 2021, there were 1,000 shares of Series A Preferred Stock issued and outstanding.

(B) Common Stock Issued for Cash

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

As of June 30, 2022 and September 30, 2021, there were 7,841,550 shares of Common Stock issued and outstanding.

(C) In kind contribution of services

For the nine months ended June 30, 2022, the Company recorded $3,600 as in kind contribution of services provided by President of the Company (See Note 4).

For the nine months ended June 30, 2021, the Company recorded $3,600 as in kind contribution of services provided by President of the Company (See Note 4).

For the nine months ended June 30, 2022, the Company recorded $4,850 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 4).

For the nine months ended June 30, 2021, the Company recorded $3,024 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 4).

NOTE 4	RELATED PARTY TRANSACTIONS

For the nine months ended June 30, 2022, the Company recorded $3,600 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the nine months ended June 30, 2021, the Company recorded $3,600 as in kind contribution of services provided by President of the Company (See Note 3 (C)).

For the nine months ended June 30, 2022, the Company recorded $4,850 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 3 (C)).

For the nine months ended June 30, 2021, the Company recorded $3,024 as in kind contribution of interest on the loans provided by President of the Company (See Notes 2 and 3 (C)).

During the nine months ended June 30, 2022, the Company’s President, who is also its majority shareholder, loaned $17,529 to the Company to pay Company expenses and was repaid $699. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $4,850 as an in-kind contribution of interest on the loan (See Notes 2 and 3(C)). As of June 30, 2022, the loan balance was $91,996.

During the year ended September 30, 2021, the Company’s President loaned $24,142 to the Company to pay Company expenses and was repaid $280. The loan is non-interest bearing, unsecured and due on demand. The Company recorded $4,571 as an in-kind contribution of interest on the loan. As of September 30, 2021 the loan balance was $75,166 (See Notes 2 and 3(C)).

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the nine months ended June 30, 2022 and 2021, the Company had recorded rent expense of $900 and $900, respectively (See Note 6). As of June 30, 2022 and September 30, 2021, the accrued rent to related party were $4,400 and $3,500, respectively.

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed. During the nine months ended June 30, 2022 and 2021, the Company recorded $0 and $360, respectively, for expenses pertaining to the property (See Note 5).

On December 6, 2018, the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a ten-year lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. The property is located in Crook County, WY. During the nine months ended June 30, 2022 and 2021, the Company recorded $640 and $640, for expenses pertaining to the property (See Note 5).

NOTE 5	OIL AND GAS PROPERTIES

On March 17, 2022, the Company entered into a ten-year mineral lease with an effective date of April 1, 2022. The property is located in Crook County, WY. During the nine months ended June 30, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $460 per year for five years and $919 per year for the next five years. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed. During the nine months ended June 30, 2022 and 2021, the Company recorded $510 and $0, respectively, for expenses pertaining to the property.

On November 8, 2021, the Company entered into a ten-year mineral lease with an effective date of February 2, 2022. The property is located in Crook County, WY. During the nine months ended June 30, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $640 per year for five years and $1,280 per year for the next five years. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed. During the nine months ended June 30, 2022 and 2021, the Company recorded $690 and $0, respectively, for expenses pertaining to the property.

On November 9, 2021, the Company entered into a ten-year mineral lease with an effective date of February 2, 2022. The property is located in Crook County, WY. During the nine months ended June 30, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $160 per year for five years and $320 per year during the next five years. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed. During the nine months ended June 30, 2022 and 2021, the Company recorded $210 and $0, respectively, for expenses pertaining to the property.

On September 27, 2018, the Company entered into an Assignment Agreement between the majority shareholder and the Company. The majority shareholder assigned a ten year mineral lease in Oil and Gas to the Company effective February 1, 2017. The property is located in Fremont County, WY. The purchase price is paid for a royalty that does not have proven reserves; until the reserves are proven, the amounts paid are to be expensed. During the nine months ended June 30, 2022 and 2021, the Company recorded $0 and $360, respectively, for expenses pertaining to the property (See Note 4).

On December 6, 2018, the majority shareholder and the Company entered into an Assignment Agreement pursuant to which Mr. Roth assigned to the Company all of the beneficial interest in a ten-year lease to prospect and extract gold, silver and precious minerals granted to the majority shareholder in November 2018 by the State of Wyoming in exchange for a $50 application fee and payment of a $640 annual license fee, and the Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property. The property is located in Crook County, WY. During the nine months ended June 30, 2022 and 2021, the Company recorded $640 and $640, respectively, for expenses pertaining to the property (See Note 4).

NOTE 6	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement

On November 1, 2018, the Company entered into a month-to-month office lease with a related party for its office space at a monthly rate of $100. For the nine months ended June 30, 2022 and 2021, the Company recorded a rent expense of $900 and $900, respectively (See Note 4).

NOTE 7	LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

These condensed unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, for the nine months ended June 30, 2022, the Company had:

●	Net loss of $55,311; and

●	Net cash used in operations was $16,915

Additionally, as of June 30, 2022, the Company had:

●	Accumulated deficit of $229,309

●	Stockholders’ deficit of $181,187; and

●	Working capital deficit of $181,187

The Company had cash on hand of $12 at June 30, 2022. Although the Company intends to raise additional debt (third party and related party lenders) or equity capital (historically, shareholder capital contributions and third-party debt), the Company expects to incur losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as the Company executes its business plan.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities, and

●	Identifying unique market opportunities that represent potential positive short-term cash flow.

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

In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

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

Subsequent to the nine months ended June 30, 2022, the majority shareholder loaned $11,880 to the Company to pay Company expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Golden Royal was organized in November 2016, but did not commence operations until September 2018, when it acquired equity in certain oil and gas properties in Fremont County and Converse County, Wyoming. Then in December 2018 Golden Royal acquired ownership of precious metal rights in a parcel of land in Crook County, Wyoming. All of these properties were acquired from Jacob Roth, who owns over 95% of Golden Royal’s outstanding shares. More recently, during the nine months ended June 30, 2022, Golden Royal directly invested in the mineral rights to three other parcels of land in Crook County, Wyoming.

There are no mining operations taking place on any of the properties licensed by Golden Royal; accordingly we recorded no revenue for the three and nine month periods ended June 30, 2022 and 2021. We do not expect to record revenue unless (a) we resell one of our mineral properties, or (b) we acquire sufficient cash recourses to permit us to participate in a drilling or mining project that yields revenue.

The operating expenses that we incurred - $11,179 and $50,461 during the three and nine month periods ended June 30, 2022; $10,182 and $19,190 during the three and nine month periods ended June 30, 2021 – were primarily attributable to the costs of sustaining Golden Royal’s administrative operations. We also incurred $1,729 and $4,850 during the three and nine month periods ended June 30, 2022 and $1,071 and $3,204 during the three and nine month periods ended June 30, 2021, respectively, in interest expense on due to officer – related party.

By reason of the expenses described above, Golden Royal incurred net loss of $12,908 and $55,311 during the three and nine month periods ended June 30, 2022 and net loss of $11,253 and $22,394 during the three and nine month periods ended June 30, 2021. We will continue to incur net losses until we initiate revenue-producing operations.

Liquidity and Capital Resources

Our operations used $16,915 in cash during the nine months ended June 30, 2022 and $2,154 in cash during the nine months ended June 30, 2021. Our use of cash during these periods was less than our net loss primarily because we increased our accounts payable and accrued expenses. The cash used in operations was primarily provided by loans from Jacob Roth.

Our financing activities resulted in a cash inflow of $16,830 for the nine months ended June 30, 2022, which is represented by $17,529 in proceeds from Officer loan and $699 repayment to Officer loan.

Our financing activities resulted in a cash inflow of $2,300 for the nine months ended June 30, 2021, which is represented by $2,300 in proceeds from officer loan.

At June 30, 2022 we had a working capital deficit of $181,187, an increase of $46,861 as compared to the deficit at September 30, 2021. The increased deficit is primarily attributable to increases in our accounts payable and due to officer balances and a decrease in cash.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2022, Jacob Roth, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Roth concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2022 for the purposes described in this paragraph.

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

(a) Unregistered sales of equity securities

There were no unregistered sales of equity securities by the Company during the third quarter of fiscal year 2022.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2022.

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

GOLDEN ROYAL DEVELOPMENT INC.

	By:	/s/ Jacob Roth
Date: August 15, 2022		Jacob Roth, Chief Executive Officer and Chief Financial and Accounting Officer

* * * * *

