Form 10-K
period 2022-09-30
Golden Royal Development Inc.
filed 2023-03-02
CIK 1761534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File No. 0-56017

GOLDEN ROYAL DEVELOPMENT INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-4563277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

80 Main Street, Suite 415, West Orange, NJ 07052
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

As of March 31, 2022 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $0, as there was no market for the common stock.

As of March 2, 2023, there were 7,841,550 shares of common stock outstanding.

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

Oil and Gas Properties

On September 27, 2018, Jacob Roth assigned to Golden Royal all of the beneficial interest in two Wyoming oil and gas interests held in Jacob Roth’s name, and Golden Royal assumed responsibility for the expenses that accrue in relation to those interests. Specifically, the Assignment Agreement transfers to Golden Royal “all of the benefits that may accrue to (Jacob Roth) from ownership of the Interests, including any receipts of cash or distribution of assets, as well as the proceeds realized the on sale of either Interest, any of which shall be promptly transferred by Roth to Golden Royal upon receipt.” Conversely, Golden Royal assumed “responsibility for prompt payment of all fees, rents, taxes and any other financial liabilities as may accrue to Roth by reason of his record ownership of the Interests. The assignment and assumption will be effective until Jacob Roth ceases to be the record owner of the Interests.

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

On September 20, 2022, Golden Royal subscribed for two additional oil and gas leaseholds, one in Converse County, Wyoming, and one in Laramie County, Wyoming, which were approved in February 2023:

Converse County, Wyoming Lease 22-00255. This is a five-year oil and gas lease that will extend for an additional five-year term if oil and/or gas is being produced in profitable quantities. The leasehold is 80 acres of public lands in Converse County, Wyoming. The lease was granted to Golden Royal by the State of Wyoming Board of Land Commissioners effective on February 2, 2023. The lease affords the lessee the exclusive right to drill for, remove and dispose of oil and gas (including inert gases, sulfur, and helium) in the leased premises, which includes the right to build improvements necessary for the drilling operations. Golden Royal paid a $100 filing fee to acquire the lease, and an annual rental fee of $80 is charged by the State of Wyoming Office of State Lands and Investments. We do not know whether there is any drilling activity being conducted on lands in the vicinity of our leasehold.

Laramie County, Wyoming Lease 22-00256. This is a five-year oil and gas lease that will extend for an additional five-year term if oil and/or gas is being produced in profitable quantities. The leasehold is 80 acres of public lands in Laramie County, Wyoming. The lease was granted to Golden Royal by the State of Wyoming Board of Land Commissioners effective on February 2, 2023. The lease affords the lessee the exclusive right to drill for, remove and dispose of oil and gas (including inert gases, sulfur, and helium) in the leased premises, which includes the right to build improvements necessary for the drilling operations. Golden Royal paid a $100 filing fee to acquire the lease, and an annual rental fee of $80 is charged by the State of Wyoming Office of State Lands and Investments. We do not know whether there is any drilling activity being conducted on lands in the vicinity of our leasehold.

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

During the year ended September 31, 2022 Golden Royal purchased three additional precious metal leases in Crooks County, Wyoming:

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

Crooks County, Wyoming Lease 0-43639. Golden Royal purchased this ten-year lease from the State of Wyoming on March 28, 2022 in exchange for a $50 application fee and a commitment to pay $460 per year for five years and $919 per year during the next five years. The annual fee increases during any renewal terms. The lease grants to Golden Royal the right to prospect for, develop, produce and market gold, silver and precious metals, as well as diamonds, jade and precious stones that may be found in 459.55 acres of land located in Crooks County. We do not know whether there is any mining activity on land in the vicinity of our leasehold.

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

Proved Reserves and Estimated Future Net Revenue

The Securities and Exchange Commission defines proved mineral reserves as the estimated quantities of crude oil, natural gas, or precious metals that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

The Biden Administration has undertaken a reversal of the policies of the Trump Administration. In November 2021 the Department of the Interior published proposals to reduce the amount of land made available for extraction activities and to increase the fees charged for such activities. Then on April 15, 2022 the Department of the Interior published sales notices indicating an 80% reduction in the acreage being made available for leasing and a significant increase in the royalty rate payable to the government.

Implementation of Biden Administration policies is reducing the amount of land available for mineral extraction, and increasing the cost of such land. The State of Wyoming remains aggressive in its efforts to market mineral leases, but its efforts only partially offset the effect of federal policy, as the U.S. Bureau of Land Management holds the dominant position in mineral leasing in Wyoming. The competition that we will face in the coming years, therefore, will depend in large part on the competing policies of the U.S. Interior Department and the State of Wyoming .

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

In its report on our financial statements for the years ended September 30, 2022 and 2021, our independent registered public accounting firm has stated that the fact that Golden Royal has not generated any revenues and does not have positive cash flow from operations raises substantial doubt as to our ability to continue as a going concern. A “going concern” opinion is an indication that the auditor’s review of the company’s resources and business activities raised doubt as to whether the company will be able to realize its assets and discharge its liabilities in the ordinary course of business. The risk of investing in a company whose financial statements carry a going concern opinion is that you are likely to lose all of your investment if the company fails to continue as a going concern. In the case of Golden Royal, the fact that we have minimal assets and no source of revenue means that we will continue as a going concern only if we are able to obtain the funds necessary to implement our business plan and are successful in that implementation. If we are not able to convert our business into a going concern, investors in Golden Royal will lose their investment.

We may be unable to sustain operations and we will certainly not be able to acquire mineral rights and expand operations until we raise significant funds.

Our company at this time has a working capital deficit. We are currently sustaining operations by relying on capital contributions and advances from Jacob Roth, our Chief Executive Officer. In order for Golden Royal to develop, we must find alternative financing sources; otherwise we will not be able to continue the development of our business. In addition, in order to achieve the second level of our business plan, in which we participate in drilling operations, it will be necessary that we obtain approximately 2.5 million dollars of capital. Since we have no assets to pledge against debt, it is likely that any capital we obtain will be the proceeds from a sale of equity or equity-related debt. If we cannot persuade investors to purchase a sufficient amount of our equity, we will not be able to do more than make occasional purchases of low-priced, high-risk mineral rights.

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

Golden Royal presently has only 2,300 acres of mineral property assets, none of which are in development. The Company is currently seeking to identify mineral properties to acquire but the Company cannot guarantee it will find any valuable mineral properties. Accordingly, the Company has no means of producing any income at this time. Even if the Company acquires a mineral property interest on land that becomes developed by a mining company, the Company cannot guarantee that it will be able to capitalize on the increased value of its leasehold.

If the Company cannot acquire any viable mineral property assets or mineral property interests, or cannot find any minerals on such mineral properties, or it is not economical to recover the minerals from those mineral properties, the Company will have to cease operations.

The Company does not have sufficient funds to operate profitably as an investor in mineral properties.

Golden Royal will need to obtain additional financing in order to invest in drilling or mining operations, which will be necessary for the Company to attain profitability. The Company currently does not have any operations and has generated no revenue from mining operations. A proposed mineral exploration program will call for significant expenses in connection with the exploration of the respective mineral property. We estimate that the Company will need to raise additional capital of approximately $2,500,000 to enable it to participate in drilling or mining operations. Obtaining additional financing would be subject to a number of factors, including the market prices for minerals, investor acceptance of the Company’s mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company. The most likely source of future funds presently available to the Company is through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. The only other anticipated alternatives for the financing of a proposed mineral exploration program would be (1) the offering by the Company of an interest in a mineral property to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated, or (2) private loans.

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

Trading in the Company’s common stock may be inadequate to provide liquidity for our shareholders.

FINRA recently approved a broker’s application to list our common stock on an interdealer electronic quotation system, such as the OTC Pink Market. Nevertheless, even when our common stock does become listed, the small number of holders of our common stock means that for some indefinite period of time the trading volume in our common stock will be very low. For all of these reasons, for some period of the future, our shareholders may find it difficult or impossible to sell their shares when they wish and for prices they consider reasonable.

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

The Company relocated its executive office during 2022. Currently, the Company’s only physical property is its executive office, which is located at 80 Main Street, Suite 415 in West Orange, New Jersey. The Company leases the premises for a rental fee of $150 per month.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of September 30, 2022.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal year 2022.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of fiscal year 2022.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis

Results of Operations

Golden Royal was organized in November 2016, but did not commence operations until September 2018, when it acquired equity in certain oil and gas properties in Fremont County and Converse County, Wyoming (the Converse County interest has since expired). Then in December 2018 Golden Royal acquired ownership of precious metal rights in a parcel of land in Crooks County, Wyoming. All of these properties were acquired from Jacob Roth, who owns over 95% of Golden Royal’s outstanding shares. Subsequent to September 30, 2021, Golden Royal acquired mineral rights in five additional properties.

There are no mining operations taking place on any of the seven properties; accordingly we recorded no revenue for either the year ended September 30, 2022 or the year ended September 30, 2021. We do not expect to record revenue unless (a) we resell one of our properties, or (b) we acquire sufficient cash recourses to permit us to participate in a drilling or mining project that yields revenue.

The operating expenses that we incurred - $63,340 during the year ended September 30, 2022 and $27,799 during the year ended September 30, 2021 - were attributable to the costs of sustaining Golden Royal’s administrative operations. The greater portion of the operating expenses consist of fees payable for accounting and legal services related to preparation of our quarterly filings with the Securities and Exchange Commission. We also incurred significant general and administrative expenses related to our efforts to secure FINRA approval of trading in our common stock. Lastly, in our operating expenses we recorded impairment expense of $2,410 and $1,000 during the years ended September 30, 2022 and 2021, respectively, as a result of the Company incurring capitalizable costs for the acquisition of mining rights and fully impairing those rights as there was insufficient evidence to support a likelihood that the assets would generate future cash flows.

Since we recorded no revenue, by reason of its operating expenses, Golden Royal incurred a net loss of $63,340 in the year ended September 30, 2022 and a net loss of $27,799 in the year ended September 30, 2021. We will continue to incur net losses until we initiate revenue-producing operations.

Liquidity and Capital Resources

Our operations used $29,913 in cash during the year ended September 30, 2022, and $23,790 in cash during the year ended September 30, 2021. Our use of cash during the 2022 and 2021 fiscal years was less than our net loss primarily because we increased our accounts payable in both years.

In both years, the cash used in operations was provided primarily by advances from Jacob Roth, our Chief Executive Officer.

At September 30, 2022, we had a working capital deficit of $197,666, an increase of $63,340 from our working capital deficit of $134,326 as of September 30, 2021.

In order for us to initiate participation in mineral exploration projects, we estimate that we will require approximately $2.5 million in capital. We plan to obtain that capital by issuing equity securities, either capital stock or convertible debt. To date, however, we have received no commitments for funds. Accordingly, the opinion of our independent registered public accounting firm with respect to our fiscal 2022 and 2021 financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern. That doubt will be alleviated only when we obtain the funds necessary to initiate profitable operations.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are several significant accounting policies affecting our consolidated financial statements; we don’t believe that we have any critical accounting policies that involve complex, difficult, and subjective estimates and judgments.

Item 7a	Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-1	Report of Independent Registered Public Accounting Firm. (PCAOB ID No.6258)

F-2	Balance Sheets as of September 30, 2022 and 2021.

F-3	Statements of Operations for the Years Ended September 30, 2022 and 2021.

F-4	Statement of Stockholders’ Deficit for the Years Ended September 30, 2022 and 2021.

F-5	Statements of Cash Flows for the Years Ended September 30, 2022 and 2021.

F-6 to F-18	Notes to Financial Statements for the Years Ended September 30, 2022 and 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Golden Royal Development Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Royal Development Inc. as of September 30, 2022 and 2021, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Golden Royal Development Inc. as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Restatement

As discussed in Note 6 to the financial statements, the financial statements for the year ended September 30, 2021 have been restated to correct a misstatement.

Quarterly Financial Information

The selected quarterly financial data included in Note 6 to the financial statements contains information that we did not audit, and, accordingly, we do not express an opinion on that data. Further, we did not review the quarterly data in accordance with the standards of the Public Company Accounting Oversight Board.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Golden Royal Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Golden Royal Development Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group, LLP

We have served as Golden Royal Development Inc.’s auditor since 2022.

Midvale, Utah
March 2, 2023

Golden Royal Development Inc.

Balance Sheets

	September 30, 2022	September 30, 2021
		(Restated)
ASSETS

Current Assets
Cash	$-	$97

Total Assets	$-	$97

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$87,984	$55,757
Accounts payable - related party	4,700	3,500
Cash overdraft	248	-
Due to officer - related party	104,734	75,166

Total Liabilities	197,666	134,423

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized	-	-
Series A Preferred stock, $0.00001 par value; 1,000 shares designated, 1,000 and 1,000, issued and outstanding, respectively	1	1

Common stock, $0.00001 par value; 500,000,000 shares authorized, 7,841,550 and 7,841,550 issued and outstanding, respectively	78	78
Additional paid-in capital	30,222	30,222
Accumulated deficit	(227,967)	(164,627)

Total Stockholders’ Deficit	(197,666)	(134,326)

Total Liabilities and Stockholders’ Deficit	$-	$97

Golden Royal Development Inc.

Statements of Operations

	For the Year Ended	For the Year Ended
	September 30, 2022	September 30, 2021
		(Restated)

Revenue	$-	$-

Operating Expenses
Professional fees	41,420	17,311
General and administrative	21,920	10,488
Total Operating Expenses	63,340	27,799

Loss from Operations	(63,340)	(27,799)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(63,340)	(27,799)

Provision for Income Taxes	-	-

NET LOSS	$(63,340)	$(27,799)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,841,550	7,841,550

Golden Royal Development Inc.

Statement of Stockholders’ Deficit

For the years ended September 30, 2022 and 2021

			Series A -				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, September 30, 2020	-	$-	1,000	$1	7,841,550	$78	$30,222	$(136,828)	$(106,527)

Net loss for the year ended September 30, 2021 (Restated)	-	-	-	-	-	-	-	(27,799)	(27,799)

Balance, September 30, 2021(Restated)	-	-	1,000	1	7,841,550	78	30,222	(164,627)	(134,326)

Net loss for the year ended September 30, 2022	-	-	-	-	-	-	-	(63,340)	(63,340)

Balance, September 30, 2022	-	$-	1,000	$1	7,841,550	$78	$30,222	$(227,967)	$(197,666)

Golden Royal Development Inc.

Statements of Cash Flows

	For the Year Ended	For the Year Ended
	September 30, 2022	September 30, 2021
Cash Flows From Operating Activities:		(Restated)

Net Loss	$(63,340)	$(27,799)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities:
Increase in accounts payable - related party	1,200	1,200
Increase in accounts payable and accrued expenses	32,227	2,809
Net Cash Used In Operating Activities	(29,913)	(23,790)

Cash Flows From Financing Activities:
Proceeds from officer advances	30,909	24,142
Repayments of officer advances	(1,341)	(280)
Cash overdraft	248	-
Net Cash Provided by Financing Activities	29,816	23,862

Net (Decrease) Increase in Cash	(97)	72

Cash at Beginning of the Year	97	25

Cash at End of the Year	$-	$97

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Golden Royal Development Inc. (the “Company”) was incorporated under the laws of the State of Delaware on November 13, 2016.

The Company’s accounting year end is September 30.

The Company is a business that is designed to engage in mineral exploration activities. The Company’s activities since inception have consisted of identifying and acquiring oil, gas and mining properties. The Company is also in the process of raising additional equity capital to support its development activities to acquire additional mining properties as soon as possible. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current plan to identify and acquire the mining properties. To date, the Company has not generated any revenues from its oil, gas and mining properties.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2022 and September 30, 2021, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. At September 30, 2022 and 2021, the Company did not have any outstanding dilutive securities.

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

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

The Company’s income tax expense differed from the statutory rates (federal 21% and state 6.5%) as follows:

	September 30, 2022	September 30, 2021

Expected tax expense (benefit) - Federal	$(12,437)	$(5,459)
Expected tax expense (benefit) - State	(4,117)	(1,807)
Change in valuation allowance	16,554	7,266
Actual tax expense (benefit)	$-	$-

The net deferred taxes in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

Gross deferred tax assets:
Net operating loss carryforwards	$(52,987)	$(36,430)
Total deferred tax assets	(52,987)	(36,430)
Less: valuation allowance	52,987	36,430
Net deferred tax asset recorded	$-	$-

As of September 30, 2022 and 2021, the Company has a net operating loss carry forward of approximately $32,150, available to offset future taxable income through December 31, 2038. As of September 30, 2022 and 2021, the Company has a net operating loss carry forward of approximately $189,262 and $125,923, available to offset future taxable income indefinitely subject to limitations. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards.

The net change in the valuation allowance for the years ended September 30, 2022 and 2021 was an increase of $16,554 and $7,266, respectively.

The Company has not filed any federal income tax returns since 2018, therefore, while the Company is in a net loss position and expects no income tax amounts to be due, they are at risk for failure to file penalties. As of the date of this report the Company has not been informed that such penalties have been assessed, therefore no accrual for such has been recorded in the Company’s financial statements. The Company’s federal income tax returns for the years 2017-2022 remain subject to examination by the Internal Revenue Service through 2028.

(F) Revenue Recognition

The Company’s revenue recognition policy follows guidance from Accounting Standards Codification (ASC) 606, Revenue from Contract with Customers. Revenue is recognized when the Company transfers promised goods and services to the customer and in the amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services.

The Company applies the following five-step model in order to determine this amount:

(i) Identification of contact with a customer;
(ii ) Identify the performance obligation of the contract
(iii) Determine transaction price;
(iv) Allocation of the transaction price to the performance obligations; and
(v) Recognition of revenue when (or as) the Company satisfies each performance obligation.

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

The Company has been in the exploration stage since its formation on November 13, 2016 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of oil, gas and mining properties.

(G) Mineral Property

Acquisition costs of mining properties are capitalized pursuant to ASC 932 Extractive Activities - Oil and Gas and ASC 930 Extractive Activities – Mining. Mineral exploration expenditures are expensed as incurred. When production is attained, capitalized acquisition costs will be depleted using either the unit of production method based upon estimated proven recoverable reserves or the estimated production life of the properties. When capitalized costs on individual properties exceed their estimated net realizable value, the properties are written down to the estimated value. Costs relating to properties abandoned are charged to operations in the period in which that determination is made.

(H) Impairment of Long-Lived Assets

Management reviews the net carrying value of all property and equipment and other long-lived assets, including mineral properties, on a periodic basis in accordance with ASC 360 Property, Plant, and Equipment. The Company estimates the net realizable value of an asset based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment, and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of minerals to be recovered from proven and probable ore reserves, future production cost estimates and future mineral price estimates over the estimated remaining life of the mineral property. If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved. For the years ended September 30, 2022 and 2021, the Company recorded impairment expense of $2,410 and $1,000, respectively, related to the mineral rights acquisition and exploration costs (see Note 4).

(I) Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with ASC 820, Fair Value Measurements and Disclosures. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

ASC 820 defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

(J) Recent Accounting Pronouncements

All newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE 2 RELATED PARTY TRANSACTIONS

(A) Due to Officer – Related Party

During the year ended September 30, 2022, the Company’s President, who is also its majority shareholder, advanced $30,909 to the Company to pay Company expenses and was repaid $1,341. The advances are non-interest bearing, unsecured, and due on demand. As of September 30, 2022, the amount due to the officer was $104,734.

During the year ended September 30, 2021, the Company’s President advanced $24,142 to the Company to pay Company expenses and was repaid $280. As of September 30, 2021, the amount due to the officer was $75,166.

(B) Accounts Payable – Related Party

On November 1, 2018, the Company entered into a month-to-month office lease with the Company’s President for its office space at a monthly rate of $100. For the years ended September 30, 2022 and 2021, the Company had recorded rent expense of $1,200 and $1,200, respectively. As of September 30, 2022 and September 30, 2021, the accounts payable owed to the related party was $4,700 and $3,500, respectively.

NOTE 3 STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company was incorporated on November 13, 2016. On March 29, 2017, the Company became authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001 per share. Preferred stock may be issued in one or more series. Rights and preferences are to be determined by the Board of Directors.

The Board of Directors has designated 1,000 shares of the preferred stock as Series A Preferred Stock. On March 29, 2017, Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value (See Note 4). At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to exercise voting power equal to 0.051% of the aggregate voting power. The holder of Series A Preferred Stock will receive dividends when and if they are declared by the Board of Directors. The Series A Preferred Stock has a liquidation preference of $0.00001 per share. As of September 30, 2022 and September 30, 2021, there were 1,000 shares of Series A Preferred Stock issued and outstanding.

(B) Common Stock Issued for Cash

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

As of September 30, 2022 and September 30, 2021, there were 7,841,550 shares of Common Stock issued and outstanding.

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

NOTE 4 MINERAL PROPERTIES

On March 17, 2022, the Company entered into a ten-year mineral lease to prospect and extract gold, silver, and precious metals with an effective date of April 1, 2022. The property is located in Crook County, Wyoming. During the year ended September 30, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $460 per year for five years and $919 per year for the next five years. Under ASC 930 Extractive Activities - Mining, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company does not currently expect the asset to generate any future cash flows. During the years ended September 30, 2022 and 2021, the Company recorded $510 and $0, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations.

On November 9, 2021, the Company entered into a ten-year mineral lease to prospect and extract gold, silver, and precious metals with an effective date of February 2, 2022. The property is located in Crook County, Wyoming. During the year ended September 30, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $160 per year for five years and $320 per year during the next five years. Under ASC 930 Extractive Activities - Mining, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company does not currently expect the asset to generate any future cash flows. During the years ended September 30, 2022 and 2021, the Company recorded $210 and $0, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations.

On November 8, 2021, the Company entered into a ten-year mineral lease to prospect and extract gold, silver, and precious metals with an effective date of February 2, 2022. The property is located in Crook County, Wyoming. During the year ended September 30, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $640 per year for five years and $1,280 per year for the next five years. Under ASC 930 Extractive Activities - Mining, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company does not currently expect the asset to generate any future cash flows. During the years ended September 30, 2022 and 2021, the Company recorded $690 and $0, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations.

On December 6, 2018, the Company entered into an Assignment Agreement with the Company’s President and majority shareholder, pursuant to which the Company’s President assigned to the Company all of the beneficial interest in a ten-year lease to prospect and extract gold, silver and precious minerals which was granted to the Company’s President on November 18, 2018.The Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property, including the commitment to pay the State of Wyoming $640 per year. The property is located in Crook County, Wyoming. Under ASC 930 Extractive Activities – Mining, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company does not currently expect the asset to generate any future cash flows. During the years ended September 30, 2022 and 2021, the Company recorded $640 and $640, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations. As of September 30, 2022 and 2021 the Company has accrued $1,920 and $1,280, respectively, for the annual lease fees owed to the lessor, therefore the Company is in default for non-payment and is at risk to lose the lease if contacted by the lessor and the default is not cured within 30 days of a notice of non-payment.

On September 27, 2018, the Company entered into an Assignment Agreement with the Company’s President and majority shareholder, pursuant to which the Company’s President assigned to the Company all of the beneficial interest in a ten-year mineral lease to mine for oil and gas which was granted to the Company’s President on February 1, 2017. The Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property, including the commitment to pay the State of Wyoming $360 per year. The property is located in Fremont County, Wyoming. Under ASC 932 Extractive Activities - Oil and Gas, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company does not currently expect the asset to generate any future cash flows. During the years ended September 30, 2022 and 2021, the Company recorded $360 and $360, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations. As of September 30, 2022 and 2021 the Company has accrued $1,440 and $1,080, respectively, for the annual lease fees owed to the lessor, therefore the Company is in default for non-payment and is at risk to lose the lease if contacted by the lessor and the default is not cured within 30 days of a notice of non-payment.

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

NOTE 5 LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, for the year ended September 30, 2022, the Company had:

●	Net loss of $63,340; and

●	Net cash used in operations was $29,913

Additionally, as of September 30, 2022, the Company had:

●	Accumulated deficit of $227,967

●	Stockholders’ deficit of $197,666; and

●	Working capital deficit of $197,666

The Company had no cash on hand at September 30, 2022. Although the Company intends to raise additional debt (third party and related party lenders) or equity capital, the Company expects to incur losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as the Company executes its business plan.

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

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

NOTE 6 RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s management concluded that the Company’s previously issued financial statements for all periods beginning with the quarterly period ended December 31, 2021 through September 30, 2021 should be restated to reflect a revision in the manner of accounting for in-kind contributions of services and interest by the Company’s President. The Company’s management determined that, given the facts and circumstances of the contributions, the in-kind contributions had been improperly recorded as expenses of the Company and should be eliminated. For that reason, the Company is restating in this Annual Report its financial statements for the following periods: (i) the year ended September 30, 2021 and (ii) all quarterly periods in the year ended September 30, 2021.

Impact of the Restatement

	For the Three Months ended December 31, 2020
	(Unaudited)
	As previously
	reported	Adjustment	As Restated
Statement of Operations
General and administrative	$5,919	$(1,200)	$4,719
Total Operating Expense	$5,919	$(1,200)	$4,719
Interest Expense	$(1,064)	$1,064	$-
Loss from operations before income taxes	$(6,983)	$2,264	$(4,719)
Net Loss	$(6,983)	$2,264	$(4,719)

	December 31, 2020
	(Unaudited)
	As previously
	reported	Adjustment	As Restated
Statement of Changes in Stockholders’ Deficit
Additional Paid in Capital	$32,486	$(2,264)	$30,222
Accumulated Deficit	$(143,811)	$2,264	$(141,547)

	For the Three Months ended December 31, 2020
	(Unaudited)
	As previously
	reported	Adjustment	As Restated
Statement of Cash Flow
Net Income/(Loss)	$(6,983)	$2,264	$(4,719)
In-kind contribution of services and interest	$2,264	$(2,264)	$-

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Three Months ended March 31, 2021
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Operations
General and administrative	$2,589	$(1,200)	$1,389
Total Operating Expense	$3,089	$(1,200)	$1,889
Interest Expense	$(1,069)	1,069	$-
Loss from operations before income taxes	$(4,158)	$2,269	$(1,889)
Net Loss	$(4,158)	$2,269	$(1,889)

	For the Six Months ended March 31, 2021
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Operations
General and administrative	$5,852	$(2,400)	$3,452
Total Operating Expense	$9,008	$(2,400)	$6,608
Interest Expense	$(2,133)	$2,133	$-
Loss from operations before income taxes	$(11,141)	$4,533	$(6,608)
Net Loss	$(11,141)	$4,533	$(6,608)

	March 31, 2021
	(Unaudited)
	As previously reported	Adjustment	As Restated
Additional Paid in Capital	$34,755	$4,533	$30,222
Accumulated Deficit	$(147,969)	$4,533	$(143,436)

	For the Six Months ended March 31, 2021
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Cash Flow
Net Income/(Loss)	$(11,141)	$4,533	$(6,608)
In-kind contribution of services and interest	$4,533	$(4,533)	$-

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Three Months ended June 30, 2021
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Operations
General and administrative	$4,682	$(1,200)	$3,482
Total Operating Expense	$10,182	$(1,200)	$8,982
Interest Expense	$(1,071)	1,071	-
Loss from operations before income taxes	$(11,253)	$2,271	$(8,982)
Net Loss	$(11,253)	$2,271	$(8,982)

	For the Nine Months ended June 30, 2021
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Operations
General and administrative	$10,534	$(3,600)	$6,934
Total Operating Expense	$19,190	$(3,600)	$15,590
Interest Expense	$(3,204)	$3,204	$-
Loss from operations before income taxes	$(22,394)	$6,804	$(15,590)
Net Loss	$(22,394)	$6,804	$(15,590)

	June 30, 2021
	(Unaudited)
	As previously reported	Adjustment	As Restated
Accumulated Deficit	$159,222	$(6,804)	$152,418
Additional Paid in Capital	$(37,026)	$6,804	$(30,222)

	For the Nine Months ended June 30, 2021
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Cash Flow
Net Income/(Loss)	$(22,394)	$6,804	$(15,590)
In-kind contribution of services and interest	$6,804	$(6,804)	$-

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Year ended September 30, 2021
	As previously reported	Adjustment	As Restated

Statement of Operations
General and administrative	$15,288	$(4,800)	$10,488
Total Operating Expense	$32,599	$(4,800)	$27,799
Interest Expense	$(4,571)	$4,571	$-
Loss from operations before income taxes	$(37,170)	$9,371	$(27,799)
Net Loss	$(37,170)	$9,371	$(27,799)

	September 30, 2021
	As previously reported	Adjustment	As Restated
Accumulated Deficit	$173,998	$(9,371)	$164,627
Additional Paid in Capital	$(39,593)	$9,371	$(30,222)

	For the year ended September 30, 2021
	As previously reported	Adjustment	As Restated

Statement of Cash Flow
Net Income/(Loss)	$(37,170)	$9,371	$(27,799)
In-kind contribution of services and interest	$9,371	$(9,371)	$-

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Three Months ended December 31, 2021
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Operations
General and administrative	$6,747	$(1,200)	$5,547
Total Operating Expense	$15,360	$(1,200)	$14,160
Interest Expense	$(1,526)	$1,526	$-
Loss from operations before income taxes	$(16,886)	$2,726	$(14,160)
Net Loss	$(16,886)	$2,726	$(14,160)

	December 31, 2021
	As previously reported	Adjustment	As Restated
Additional Paid in Capital	$(42,319)	$12,097	$(30,222)
Accumulated Deficit	$190,884	$(12,097)	$178,787

	For the Three Months ended December 31, 2021
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Cash Flow
Net Income/(Loss)	$(16,886)	$2,726	$(14,160)
In-kind contribution of services and interest	$2,726	$(2,726)	$-

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Three Months ended March 31, 2022
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Operations
General and administrative	$5,722	$(1,200)	$4,522
Total Operating Expense	$23,922	$(1,200)	$22,722
Interest Expense	$(1,595)	1,595	-
Loss from operations before income taxes	$(25,517)	$2,795	$(22,722)
Net Loss	$(25,517)	$2,795	$(22,722)

	For the Six Months ended March 31, 2022
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Operations
General and administrative	$12,469	$(2,400)	$10,069
Total Operating Expense	$39,282	$(2,400)	$36,882
Interest Expense	$(3,121)	$3,121	$-
Loss from operations before income taxes	$(42,403)	$5,521	$(36,882)
Net Loss	$(42,403)	$5,521	$(36,882)

	March 31, 2022
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Changes in Stockholders’ Deficit
Additional Paid in Capital	$(45,114)	$14,892	$(30,222)
Accumulated Deficit	$216,401	$(14,892)	$201,509

	For the Six Months ended March 31, 2022
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Cash Flow
Net Income/(Loss)	$(42,403)	$5,521	$(36,882)
In-kind contribution of services and interest	$5,521	$(5,521)	$-

GOLDEN ROYAL DEVELOPMENT, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Three Months ended June 30, 2022
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Operations
General and administrative	$8,109	$(1,200)	$6,909
Total Operating Expense	$11,179	$(1,200)	$9,979
Interest Expense	$(1,729)	1,729	-
Loss from operations before income taxes	$(12,908)	$2,929	$(9,979)
Net Loss	$(12,908)	$2,929	$(9,979)

	For the Nine Months ended June 30, 2022
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Operations
General and administrative	$20,578	$(3,600)	$16,978
Total Operating Expense	$50,461	$(3,600)	$46,861
Interest Expense	$(4,850)	$4,850	$-
Loss from operations before income taxes	$(55,311)	$8,450	$(46,861)
Net Loss	$(55,311)	$8,450	$(46,861)

	June 30, 2022
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Changes in Stockholders’ Deficit
Additional Paid in Capital	$(48,043)	$17,821	$(30,222)
Accumulated Deficit	$229,309	$(17,281)	$211,488

	For the Nine Months ended June 30, 2022
	(Unaudited)
	As previously reported	Adjustment	As Restated
Statement of Cash Flow
Net Income/(Loss)	$(55,311)	$8,450	$(46,861)
In-kind contribution of services and interest	$8,450	$(8,450)	$-

NOTE 7 SUBSEQUENT EVENTS

Subsequent to the year ended September 30, 2022, the Company’s President and majority shareholder advanced $21,514 to the Company to pay Company expenses and was repaid $2,631.

On February 6, 2023 the Board of Land Commissions of the Wyoming Office of State Lands and Investments accepted the Company’s application to purchase oil and gas leases No. 22-00255 (five year oil and gas leasehold on 80 acres in Converse County) and 22-00256 (five year oil and gas leasehold on 80 acres in Laramie County).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, Jacob Roth, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses identified below.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the following:

●	We have inadequate control activities to prevent or detect material misstatements. Specifically, there are no controls in place to prevent users from manipulating financial data or entering inaccurate data into the Company’s accounting software. Additionally, there is only one employee responsible for accounting functions, which prevents us from segregating duties within our internal control system. Lastly, our Chief Financial Officer lacks the knowledge and expertise to ensure the financial statements are properly recorded under Generally Accepted Accounting Principles.

●	We have an inadequate control environment. Specifically, we have not developed sufficient policies or documentation concerning our existing financial processes, risk assessment processes, and information and communication processes. Additionally, we have no monitoring activities in place and we lack policies that require formal written approval for related party transactions.

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2022.

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

Changes in Internal Controls

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Golden Royal’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect Golden Royal’s internal control over financial reporting.

Item 9B Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The executive officers and directors of the Company are:

Name	Age	Position with the Company	Director since
Jacob Roth	75	Chairman, Chief Executive Officer, Chief Financial Officer	2016

Bernard Rosenberg	74	Director, Secretary	2018

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

Compensation of Directors

The Company did not pay or accrue any obligation to the members of its Board of Directors for either of the years ended September 30, 2022 or 2021.

Equity Grants

Golden Royal has not adopted any equity grant program. The Company’s Chief Executive Officer, Jacob Roth, holds no stock options or unvested stock awards, and held none at any time during the years ended September 30, 2022 and 2021.

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

Related Party Transactions

Commencing on November 1, 2018, and until November 2022, Jacob Roth, Golden Royal’s Chief Executive Officer, leased an office to Golden Royal on a month-to-month basis for a rental fee of $100 per month.

The administrative expenses of Golden Royal since it was organized have been funded primarily by advances from Jacob Roth. The advances are due on demand and do not bear interest. As of September 30, 2022, the balance of advances due from the Company to Jacob Roth was $104,734.

Except as set forth above, there have been no transactions since the beginning of the 2021 fiscal year, or any currently proposed transaction, in which Golden Royal was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of Golden Royal at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined that the following member of our Board of Directors is independent, as “independent” is defined in the rules of the NYSE American: Bernard Rosenberg.

Item 14. Principal Accountant Fees and Services

Audit Fees

The Company incurred $9,250 and $16,750 of billings from its principal accountant(s) in connection with the audit and reviews of the Company’s financial statements for the year ended September 30, 2022 and 2021, respectively. Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

The Company did not incur any fees from its principal accountant(s) for any Audit-Related fees in fiscal 2022 or in fiscal 2021.

Tax Fees

The Company did not incur any fees from its principal accountant(s) for any professional services rendered for tax compliance, tax advice and tax planning in fiscal 2022 or in fiscal 2021.

All Other Fees

The Company did not incur any fees from its principal accountant(s) for any other fees in fiscal 2022 or in fiscal 2021.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15.	Exhibits and Financial Statement Schedules

Exhibits

3-a	Certificate of Incorporation filed on November 30, 2016*
3-a(1)	Certificate of Designation for Series A Preferred Stock filed on March 29, 2017*
3-b	Bylaws*
4(iv)	Description of Registrant’s common stock
10-a	Assignment Agreement dated September 27, 2018 between the Company and Jacob Roth*
10-b	Assignment Agreement dated December 6, 2018 between the Company and Jacob Roth*
31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________________________

* Filed as an exhibit to the Registration Statement on Form 10 filed on January 16, 2019.

Item 16.	Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Royal Development Inc.

By:	/s/ Jacob Roth
Jacob Roth, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 2, 2023 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jacob Roth
Jacob Roth, Director
Chief Executive Officer, Chief
Financial and Accounting Officer

/s/ Bernard Rosenberg
Bernard Rosenberg, Director

22