Form 10-Q
period 2023-06-30
Golden Royal Development Inc.
filed 2023-09-05
CIK 1761534

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

September 1, 2023

Common Voting Stock: 7,841,550

GOLDEN ROYAL DEVELOPMENT INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2023

Golden Royal Development Inc.

Condensed Balance Sheets

	June 30, 2023	September 30, 2022
	(Unaudited)
ASSETS

Current Assets
Cash	$5	$-

Total Assets	$5	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loans payable - related party Accounts payable	$111,335	$87,984
Accounts payable - related party	5,000	4,700
Cash overdraft	-	248
Due to officer - related party	132,043	104,734

Total Liabilities	248,378	197,666

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized	-	-
Series A Preferred stock, $0.00001 par value; 1,000 shares designated, 1,000 and 1,000, issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 7,841,550 and 7,841,550 issued and outstanding, respectively	78	78
Additional paid-in capital	30,222	30,222
Accumulated deficit	(278,674)	(227,967)

Total Stockholders’ Deficit	(248,373)	(197,666)

Total Liabilities and Stockholders’ Deficit	$5	$-

The accompanying notes are an integral part of these condensed financial statements.

Golden Royal Development Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	14,423	3,070	40,549	29,883
General and administrative	1,692	6,909	10,158	16,978
Total Operating Expenses	16,115	9,979	50,707	46,861

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(16,115)	(9,979)	(50,707)	(46,861)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(16,115)	$(9,979)	$(50,707)	$(46,861)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,841,550	7,841,550	7,841,550	7,841,550

The accompanying notes are an integral part of these condensed financial statements.

Golden Royal Development Inc.

Condensed Statement of Stockholders’ Deficit

For the three and nine months ended June 30, 2023

(Unaudited)

	Preferred Stock		Series A - Preferred Stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2022	-	$-	1,000	$1	7,841,550	$78	$30,222	$(227,967)	$(197,666)

Net loss for the three months ended December 31, 2022	-	-	-	-	-	-	-	(8,672)	(8,672)

Balance, December 31, 2022	-	-	1,000	1	7,841,550	78	30,222	(236,639)	(206,338)

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	(25,920)	(25,920)

Balance, March 31, 2023	-	-	1,000	1	7,841,550	78	30,222	(262,559)	(232,258)

Net loss for the three months ended June 30, 2023	-	-	-	-	-	-	-	(16,115)	(16,115)

Balance, June 30, 2023	-	$-	1,000	$1	7,841,550	$78	$30,222	$(278,674)	$(248,373)

Golden Royal Development Inc.

Condensed Statement of Stockholders’ Deficit

For the three and nine months ended June 30, 2022

(Unaudited)

	Preferred Stock		Series A - Preferred Stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2021	-	$-	1,000	$1	7,841,550	$78	$30,222	$(164,628)	$(134,326)

Net loss for the three months ended December 31, 2021	-	-	-	-	-	-	-	(14,160)	(14,160)

Balance, December 31, 2021	-	-	1,000	1	7,841,550	78	30,222	(178,788)	(148,486)

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	(22,722)	(22,722)

Balance, March 31, 2022	-	-	1,000	1	7,841,550	78	30,222	(201,510)	(171,208)

Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	-	(9,979)	(9,979)

Balance, June 30, 2022	-	$-	1,000	$1	7,841,550	$78	$30,222	$(211,489)	$(181,187)

The accompanying notes are an integral part of these condensed financial statements.

Golden Royal Development Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2023	June 30, 2022
Cash Flows From Operating Activities:

Net Loss	$(50,707)	$(46,861)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities:
Increase in accounts payable - related party	300	900
Increase in accounts payable and accrued expenses	23,351	29,046
Net Cash Used In Operating Activities	(27,056)	(16,915)

Cash Flows From Financing Activities:
Cash overdraft	(248)	-
Proceeds from officer advances	35,602	17,529
Repayments of officer advances	(8,293)	(699)
Net Cash Provided by Financing Activities	27,061	16,830

Net (Decrease) Increase in Cash	5	(85)

Cash at Beginning of the Period	-	97

Cash at End of the Period	$5	$12

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2023 and September 30, 2022, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during the period. At June 30, 2023, and 2022, the Company did not have any potentially dilutive securities outstanding.

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

(H) Impairment of Long-Lived Assets

Management reviews the net carrying value of all property and equipment and other long-lived assets, including mineral properties, on a periodic basis in accordance with ASC 360 Property, Plant, and Equipment. The Company estimates the net realizable value of an asset based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment, and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of minerals to be recovered from proven and probable ore reserves, future production cost estimates, and future mineral price estimates over the estimated remaining life of the mineral property. If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved. For the nine months ended June 30, 2023, and 2022, the Company recorded impairment expense of $1,100 and $2,050, respectively, related to the mineral rights acquisition and exploration costs (see Note 4).

(I) Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with ASC 820, Fair Value Measurements and Disclosures. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

ASC 820 defines fair value, provides guidance for measuring fair value, and requires certain disclosures. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

NOTE 2 RELATED PARTY TRANSACTIONS

(A) Due to Officer – Related Party

During the nine months ended June 30, 2023, the Company’s President, who is also its majority shareholder, advanced $35,602 to the Company to pay Company expenses and was repaid $8,293. The advances are non-interest bearing, unsecured, and due on demand. As of June 30, 2023 and September 30, 2022, the amount due to the officer was $132,043 and $104,734, respectively.

During the nine months ended June 30, 2022, the Company’s President, who is also its majority shareholder, advanced $17,529 to the Company to pay Company expenses and was repaid $699. The advances are non-interest bearing, unsecured, and due on demand. As of June 30, 2022, the amount due to the officer was $91,996.

(B) Accounts Payable – Related Party

On November 1, 2018, the Company entered into a month-to-month office lease with the Company’s President for its office space at a monthly rate of $100. The lease was terminated in December 2022. For the nine months ended June 30, 2023 and 2022, the Company had recorded rent expense of $1,200 and $900, respectively. As of June 30, 2023 and September 30, 2022, the accounts payable owed to the related party was $5,000 and $4,700, respectively.

NOTE 3 STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company was incorporated on November 13, 2016. On March 29, 2017, the Company became authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001 per share. Preferred stock may be issued in one or more series. Rights and preferences are to be determined by the Board of Directors.

The Board of Directors has designated 1,000 shares of the preferred stock as Series A Preferred Stock. On March 29, 2017, Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value (See Note 4). At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to exercise voting power equal to 0.051% of the aggregate voting power. The holder of Series A Preferred Stock will receive dividends when and if they are declared by the Board of Directors. The Series A Preferred Stock has a liquidation preference of $0.00001 per share. As of June 30, 2023, and September 30, 2022, there were 1,000 shares of Series A Preferred Stock issued and outstanding.

(B) Common Stock Issued for Cash

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

As of June 30, 2023 and September 30, 2022, there were 7,841,550 shares of Common Stock issued and outstanding.

NOTE 4 MINERAL PROPERTIES

On February 6, 2023 the Board of Land Commissions of the Wyoming Office of State Lands and Investments accepted the Company’s application to purchase oil and gas leases No. 22-00255 (five-year oil and gas leasehold on 80 acres in Converse County) and 22-00256 (five-year oil and gas leasehold on 80 acres in Laramie County). During the nine months ended June 30, 2023 and 2022, the Company recorded $300 and $0, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations.

On March 17, 2022, the Company entered into a ten-year mineral lease to prospect and extract gold, silver, and precious metals with an effective date of April 1, 2022. The property is located in Crook County, Wyoming. During the year ended September 30, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $460 per year for five years and $919 per year for the next five years. Under ASC 930 Extractive Activities - Mining, costs are to be capitalized as an asset; however, the Company has fully impaired the asset as the Company determined that there was insufficient evidence to support a likelihood that the asset will generate future cash flows. During the nine months ended June 30, 2023 and 2022, the Company recorded $0 and $510, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations.

On November 9, 2021, the Company entered into a ten-year mineral lease to prospect and extract gold, silver, and precious metals with an effective date of February 2, 2022. The property is located in Crook County, Wyoming. During the year ended September 30, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $160 per year for five years and $320 per year during the next five years. Under ASC 930 Extractive Activities – Mining, costs are to be capitalized as an asset; however, the Company has fully impaired the asset as the Company determined that there was insufficient evidence to support a likelihood that the asset will generate future cash flows. During the nine months ended June 30, 2023 and 2022, the Company recorded $160 and $210, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations.

On November 8, 2021, the Company entered into a ten-year mineral lease to prospect and extract gold, silver, and precious metals with an effective date of February 2, 2022. The property is located in Crook County, Wyoming. During the year ended September 30, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $640 per year for five years and $1,280 per year for the next five years. Under ASC 930 Extractive Activities - Mining, costs are to be capitalized as an asset; however, the Company has fully impaired the asset as the Company determined that there was insufficient evidence to support a likelihood that the asset will generate future cash flows. During the nine months ended June 30, 2023 and 2022, the Company recorded $640 and $690, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations.

On December 6, 2018, the Company entered into an Assignment Agreement with the Company’s President and majority shareholder, pursuant to which the Company’s President assigned to the Company all of the beneficial interest in a ten-year lease to prospect and extract gold, silver and precious minerals which was granted to the Company’s President on November 18, 2018. The Company assumed responsibility for all fees, rents, and taxes that accrue with respect to that property, including the commitment to pay the State of Wyoming $640 per year. The property is located in Crook County, Wyoming. Under ASC 930 Extractive Activities – Mining, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company determined that there is insufficient evidence to support a likelihood that the asset will generate future cash flows. During the nine months ended June 30, 2023 and 2022, the Company recorded $0 and $640, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations. As of June 30, 2023 and September 30, 2022 the Company has accrued $1,920 for the annual lease fees owed to the lessor, therefore the Company is in default for non-payment and is at risk to lose the lease if contacted by the lessor and the default is not cured within 30 days of a notice of non-payment.

On September 27, 2018, the Company entered into an Assignment Agreement with the Company’s President and majority shareholder, pursuant to which the Company’s President assigned to the Company all of the beneficial interest in a ten-year mineral lease to mine for oil and gas which was granted to the Company’s President on February 1, 2017. The Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property, including the commitment to pay the State of Wyoming $360 per year. The property is located in Fremont County, Wyoming. Under ASC 932 Extractive Activities - Oil and Gas, costs are to be capitalized as an asset; however, the Company has fully impaired the asset as the Company determined that there is insufficient evidence to support a likelihood that the asset will generate any future cash flows. During the nine months ended June 30, 2023 and 2022, the Company recorded $0 as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations. As of June 30, 2023 and September 30, 2022 the Company has accrued $1,440 for the annual lease fees owed to the lessor, therefore the Company is in default for non-payment and is at risk to lose the lease if contacted by the lessor and the default is not cured within 30 days of a notice of non-payment.

NOTE 5 LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, for the nine months ended June 30, 2023, the Company had:

●	Net loss of $50,707; and

●	Net cash used in operations was $27,056

Additionally, as of June 30, 2023, the Company had:

●	Accumulated deficit of $278,674

●	Stockholders’ deficit of $248,373; and

●	Working capital deficit of $248,378

The Company had $5 cash on hand at June 30, 2023. Although the Company intends to raise additional debt (third party and related party lenders) or equity capital, the Company expects to incur losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as the Company executes its business plan.

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

NOTE 6 SUBSEQUENT EVENTS

Subsequent to June 30, 2023, the Company’s President and majority shareholder advanced $4,670 to the Company to pay Company expenses and was repaid $3,967.

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Golden Royal was organized in November 2016 but did not commence operations until September 2018, when it acquired equity in certain oil and gas properties in Fremont County and Converse County, Wyoming. Then, in December 2018, Golden Royal acquired ownership of precious metal rights in a parcel of land in Crooks County, Wyoming. All of these properties were acquired from Jacob Roth, who owns over 95% of Golden Royal’s outstanding shares. More recently, Golden Royal directly invested in the mineral rights to four other parcels of land in Wyoming: two in Crooks County, one in Laramie County, and one in Converse County.

There are no mining operations taking place on any of the properties licensed by Golden Royal; accordingly, we recorded no revenue for the three and nine months ended June 30, 2023 and 2022. We do not expect to record revenue unless (a) we resell one of our mineral properties, or (b) we acquire sufficient cash recourses to permit us to participate in a drilling or mining project that yields revenue.

The operating expenses that we incurred $16,115 and $50,707 during the three and nine months ended June 30, 2023, and $9,979 and $46,861 during the three and nine months ended June 30, 2022 - were primarily attributable to the costs of sustaining Golden Royal’s initial administrative operations. The amount of operating expenses was relatively consistent quarter-to-quarter, as our expenses are attributable to recurrent quarterly production of SEC filings, which involve bookkeeping, accounting, legal, and other service expenses.

By reason of the expenses described above, Golden Royal incurred net losses of $16,115 and $50,707 during the three and nine months ended June 30, 2023, and $9,979 and $46,861 during the three and nine months ended June 30, 2022. We will continue to incur net loss until we initiate revenue-producing operations.

Liquidity and Capital Resources

Our operations used $27,056 in cash during the nine months ended June 30, 2023, and $16,915 in cash during the nine months ended June 30, 2022. Our use of cash during these periods was less than our net loss primarily because we increased our accounts payable and accrued expenses. The cash used in operations was provided by advances from Jacob Roth, our Chief Executive Officer.

At June 30, 2023, we had a working capital deficit of $248,373, an increase of $50,707 as compared to the deficit at September 30, 2022. The increased deficit is primarily attributable to increases in our accounts payable and due to officer balances.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2023, Jacob Roth, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Roth concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2023, for the purposes described in this paragraph.

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

(a) Unregistered sales of equity securities

There were no unregistered sales of equity securities by the Company during the third quarter of fiscal year 2023.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2023.

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

GOLDEN ROYAL DEVELOPMENT INC.

	By:	/s/ Jacob Roth
Date: September 5, 2023		Jacob Roth, Chief Executive Officer
and Chief Financial and Accounting Officer

* * * * *

