Form 10-K
period 2023-09-30
Golden Royal Development Inc.
filed 2024-03-04
CIK 1761534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File No. 0-56017

GOLDEN ROYAL DEVELOPMENT INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-4563277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

543 Bedford Avenue, Suite 176, New York, NY 11211
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

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

As of March 31, 2023 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was $0, as there was no market for the common stock on that date.

As of March 1, 2024, there were 7,841,550 shares of common stock outstanding.

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

On September 20, 2022, Golden Royal subscribed for two additional oil and gas leaseholds, one in Converse County, Wyoming, and one in Laramie County, Wyoming, which were approved in February 2023:

Converse County, Wyoming Lease 22-00255. This is a five-year oil and gas lease that will extend for an additional five-year term if oil and/or gas is being produced in profitable quantities. The leasehold is 80 acres of public lands in Converse County, Wyoming. The lease was granted to Golden Royal by the State of Wyoming Board of Land Commissioners effective on February 2, 2023. The lease affords the lessee the exclusive right to drill for, remove and dispose of oil and gas (including inert gases, sulfur, and helium) in the leased premises, which includes the right to build improvements necessary for the drilling operations. Golden Royal paid a $50 filing fee to acquire the lease, and an annual rental fee of $80 is charged by the State of Wyoming Office of State Lands and Investments. We do not know whether there is any drilling activity being conducted on lands in the vicinity of our leasehold.

Laramie County, Wyoming Lease 22-00256. This is a five-year oil and gas lease that will extend for an additional five-year term if oil and/or gas is being produced in profitable quantities. The leasehold is 80 acres of public lands in Laramie County, Wyoming. The lease was granted to Golden Royal by the State of Wyoming Board of Land Commissioners effective on February 2, 2023. The lease affords the lessee the exclusive right to drill for, remove and dispose of oil and gas (including inert gases, sulfur, and helium) in the leased premises, which includes the right to build improvements necessary for the drilling operations. Golden Royal paid a $50 filing fee to acquire the lease, and an annual rental fee of $80 is charged by the State of Wyoming Office of State Lands and Investments. We do not know whether there is any drilling activity being conducted on lands in the vicinity of our leasehold.

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

Currently, Golden Royal does not have the resources, personnel or infrastructure necessary to engage in oil and gas drilling or precious metal mining. Therefore, at the present time, Golden Royal is holding the seven mineral interests described above, and plans to invest in additional mineral interests as an investment with an eye towards resale. Our purpose in making these investments is to take advantage of increases in the value of the leaseholds that may occur. Such increases could be caused by higher global energy prices, new technologies that make exploration and drilling more cost efficient, or the emergence of markets for other resources located in the leased acreage. If any such circumstances, or any other causal factors, result in an increase in the market value of Golden Royal’s leaseholds, we will seek to negotiate a sale at a profit of the affected leasehold.

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

In its report on our financial statements for the years ended September 30, 2023 and 2022, our independent registered public accounting firm has stated that the fact that Golden Royal has not generated any revenues and does not have positive cash flow from operations raises substantial doubt as to our ability to continue as a going concern. A “going concern” opinion is an indication that the auditor’s review of the company’s resources and business activities raised doubt as to whether the company will be able to realize its assets and discharge its liabilities in the ordinary course of business. The risk of investing in a company whose financial statements carry a going concern opinion is that you are likely to lose all of your investment if the company fails to continue as a going concern. In the case of Golden Royal, the fact that we have minimal assets and no source of revenue means that we will continue as a going concern only if we are able to obtain the funds necessary to implement our business plan and are successful in that implementation. If we are not able to convert our business into a going concern, investors in Golden Royal will lose their investment.

We may be unable to sustain operations and we will certainly not be able to acquire mineral rights and expand operations until we raise significant funds.

Our company at this time has a working capital deficit. We are currently sustaining operations by relying on capital contributions and advances from Jacob Roth, our Chief Executive Officer. In order for Golden Royal to develop, we must find alternative financing sources; otherwise, we will not be able to continue the development of our business. In addition, in order to achieve the second level of our business plan, in which we participate in drilling operations, it will be necessary that we obtain approximately 2.5 million dollars of capital. Since we have no assets to pledge against debt, it is likely that any capital we obtain will be the proceeds from a sale of equity or equity-related debt. If we cannot persuade investors to purchase a sufficient amount of our equity, we will not be able to do more than make occasional purchases of low-priced, high-risk mineral rights.

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

Our common stock became listed on the OTC Pink Market during 2023. Nevertheless, the small number of holders of our common stock means that for some indefinite period of time the trading volume in our common stock will be very low. For that reason, for some period of the future, our shareholders may find it difficult or impossible to sell their shares when they wish and for prices they consider reasonable.

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

The Company’s common stock is considered to be “penny stock.”

The Company’s common stock will be considered to be a “penny stock” for the foreseeable future because it will meet one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. Therefore, since our common stock will be subject to the penny stock rules for the foreseeable future, shareholders may have difficulty in selling their shares and could lose all of their investment.

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

The Company’s only physical property is its executive office, which is located at 543 Beford Avenue, Suite 176, New York, New York. Those premises are provided to the Company at no cost by the Company’s CEO. Prior to November 1, 2023, the Company’s executive office was located at 80 Main Street, Suite 415 in West Orange, New Jersey. The Company leased those premises at no cost from a personal friend of the Company’s CEO.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

(a) Market Information

The Company’s common stock is listed for quotation on the OTC Pink Market under the symbol “GRDV”. The quotations reported on the OTC Pink Market reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The Company’s common stock is thinly traded. The quoted bid and asked prices for the Common Stock vary significantly from week to week. An investor holding shares of the Company’s Common Stock may find it difficult to sell the shares and may find it impossible to sell more than a small number of shares at the quoted bid price.

(b) Shareholders

Our shareholders list contains the names of 38 stockholders of record of the Company’s Common Stock

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of September 30, 2023.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal year 2023.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of fiscal year 2023.

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

There are no mining operations taking place on any of the seven properties; accordingly, we recorded no revenue for either the year ended September 30, 2023 or the year ended September 30, 2022. We do not expect to record revenue unless (a) we resell one of our properties, or (b) we acquire sufficient cash resources to permit us to participate in a drilling or mining project that yields revenue.

The operating expenses that we incurred - $60,308 during the year ended September 30, 2023 and $63,340 during the year ended September 30, 2022 - were attributable to the costs of sustaining Golden Royal’s administrative operations. The greater portion of the operating expenses consist of fees payable for accounting and legal services related to preparation of our quarterly filings with the Securities and Exchange Commission. We also incurred significant general and administrative expenses related to our efforts to secure FINRA approval of trading in our common stock. Lastly, in our operating expenses we recorded impairment expense of $2,520 and $2,410 during the years ended September 30, 2023 and 2022, respectively, as a result of the Company incurring capitalizable costs for the acquisition of mining rights and fully impairing those rights as there was insufficient evidence to support a likelihood that the assets would generate future cash flows.

Since we recorded no revenue, by reason of its operating expenses, Golden Royal incurred a net loss of $60,308 in the year ended September 30, 2023 and a net loss of $63,340 in the year ended September 30, 2022. We will continue to incur net losses until we initiate revenue-producing operations.

Liquidity and Capital Resources

Our operations used $34,464 in cash during the year ended September 30, 2023, and $29,913 in cash during the year ended September 30, 2022. Our use of cash during the 2023 and 2022 fiscal years was less than our net loss primarily because we increased our accounts payable in both years.

In both years, the cash used in operations was provided primarily by advances from Jacob Roth, our Chief Executive Officer.

At September 30, 2023, we had a working capital deficit of $257,974, an increase of $60,308 from our working capital deficit of $197,666 as of September 30, 2022.

In order for us to initiate participation in mineral exploration projects, we estimate that we will require approximately $2.5 million in capital. We plan to obtain that capital by issuing equity securities, either capital stock or convertible debt. To date, however, we have received no commitments for funds. Accordingly, the opinion of our independent registered public accounting firm with respect to our fiscal 2023 and 2022 financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern. That doubt will be alleviated only when we obtain the funds necessary to initiate profitable operations.

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

Item 7a	Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
F-1	Report of Independent Registered Public Accounting Firm. (PCAOB ID No.6258)

F-2	Balance Sheets as of September 30, 2023 and 2022.

F-3	Statements of Operations for the Years Ended September 30, 2023 and 2022.

F-4	Statement of Stockholders’ Deficit for the Years Ended September 30, 2023 and 2022.

F-5	Statements of Cash Flows for the Years Ended September 30, 2023 and 2022.

F-6 to F-12	Notes to Financial Statements for the Years Ended September 30, 2023 and 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Golden Royal Development Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Royal Development Inc. as of September 30, 2023 and 2022, and the related statement of operations, stockholders’ deficit and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Golden Royal Development Inc. as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Golden Royal Development Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Mac Accounting Group & CPAs, LLP

We have served as Golden Royal Development Inc.’s auditor since 2022.

Midvale, Utah

March 4, 2024

Golden Royal Development Inc.

Balance Sheets

	September 30, 2023	September 30, 2022

ASSETS

Current Assets
Cash	$190	$-
Prepaid expense	-	-

Total Assets	$190	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$113,528	$87,984
Accounts payable- related party	5,000	4,700
Due to officer - related party	139,636	104,734

Total Liabilities	258,164	197,666

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized	-	-
Series A Preferred stock, $0.00001 par value; 1,000 shares designated, 1,000 and 1,000, issued and outstanding, respectively	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 7,841,550 and 7,841,550 issued and outstanding, respectively	78	78
Additional paid-in capital	30,222	30,222
Accumulated deficit	(288,275)	(227,967)

Total Stockholders’ Deficit	(257,974)	(197,666)

Total Liabilities and Stockholders’ Deficit	$190	$-

The accompanying notes are an integral part of these financial statements.

Golden Royal Development Inc.

Statements of Operations

	Year Ended	Year Ended
	September 30, 2023	September 30, 2022

Revenue	$-	$-

Operating Expenses
Professional fees	45,416	41,420
General and administrative	14,892	21,920
Total Operating Expenses	60,308	63,340

Loss from Operations	(60,308)	(63,340)

Other Expenses
Interest Expense	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(60,308)	(63,340)

Provision for Income Taxes	-	-

NET LOSS	$(60,308)	$(63,340)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,841,550	7,841,550

The accompanying notes are an integral part of these financial statements.

Golden Royal Development Inc.

Statement of Stockholders’ Deficit

For the years ended September 30, 2023 and 2022

			Series A -				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, September 30, 2021	-	$-	1,000	$1	7,841,550	$78	$30,222	$(164,627)	$(134,326)

Net loss for the year ended September 30, 2022	-	-	-	-	-	-	-	(63,340)	(63,340)

Balance, September 30, 2022	-	-	1,000	1	7,841,550	78	30,222	(227,967)	(197,666)

Net loss for the year ended September 30, 2023	-	-	-	-	-	-	-	(60,308)	(60,308)

Balance, September 30, 2023	-	$-	1,000	$1	7,841,550	$78	$30,222	$(288,275)	$(257,974)

The accompanying notes are an integral part of these financial statements.

Golden Royal Development Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	September 30, 2023	September 30, 2022
Cash Flows From Operating Activities:

Net Loss	$(60,308)	$(63,340)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	-	-
Changes in operating assets and liabilities:
Increase in accounts payable - related party	300	1,200
Increase in accounts payable and accrued expenses	25,544	32,227
Net Cash Used In Operating Activities	(34,464)	(29,913)

Cash Flows From Financing Activities:
Proceeds from officer advances	48,393	30,909
Repayments of officer advances	(13,491)	(1,341)
Cash overdraft	(248)	248
Net Cash Provided by Financing Activities	34,654	29,816

Net (Decrease) Increase in Cash	190	(97)

Cash at Beginning of the Year	-	97

Cash at End of the Year	$190	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2023, and September 30, 2022, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during the period. At September 30, 2023, and 2022, the Company did not have any outstanding dilutive securities.

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

The Company’s income tax expense differed from the statutory rates (federal 21% and state 6.5%) as follows:

	September 30, 2023	September 30, 2022

Expected tax expense (benefit) - Federal	$(11,841)	$(12,437)
Expected tax expense (benefit) - State	(3,920)	(4,117)
Change in valuation allowance	15,762	16,554
Actual tax expense (benefit)	$-	$-

The net deferred taxes in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

Gross deferred tax assets:
Net operating loss carryforwards	$(68,751)	$(52,987)
Total deferred tax assets	(68,751)	(52,987)
Less: valuation allowance	68,751	52,987
Net deferred tax asset recorded	$-	$-

As of September 30, 2023 the Company has a net operating loss carry forward of approximately $183,307 available to offset future taxable income indefinitely, subject to limitations. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating loss and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards.

The net change in the valuation allowance for the years ended September 30, 2023 and 2022 was an increase of $15,762 and $16,554, respectively.

The Company has not filed any federal income tax returns since 2018, therefore, while the Company is in a net loss position and expects no income tax amounts to be due, they are at risk for failure to file penalties. As of the date of this report the Company has not been informed that such penalties have been assessed, therefore no accrual for such has been recorded in the Company’s financial statements. The Company’s federal income tax returns for the years 2018-2023 remain subject to examination by the Internal Revenue Service through 2029.

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

(H) Impairment of Long-Lived Assets

Management reviews the net carrying value of all property and equipment and other long-lived assets, including mineral properties, on a periodic basis in accordance with ASC 360 Property, Plant, and Equipment. The Company estimates the net realizable value of an asset based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment, and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of minerals to be recovered from proven and probable ore reserves, future production cost estimates, and future mineral price estimates over the estimated remaining life of the mineral property. If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved. For the years ended September 30, 2023, and 2022, the Company recorded impairment expense of $2,790 and $2,410, respectively, related to the mineral rights acquisition and exploration costs (see Note 4).

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

NOTE 2 RELATED PARTY TRANSACTIONS

(A) Due to Officer – Related Party

During the year ended September 30, 2023, the Company’s CEO & President, who is also its majority shareholder, advanced $48,393 to the Company to pay Company expenses and was repaid $13,491. The advances are non-interest bearing, unsecured, and due on demand. As of September 30, 2023 the amount due to the related party was $139,636.

During the year ended September 30, 2022, the Company’s CEO & President, who is also its majority shareholder, advanced $30,909 to the Company to pay Company expenses and was repaid $1,341. As of September 30, 2022, the amount due to the related party was $104,734.

(B) Accounts Payable – Related Party

On November 1, 2018, the Company entered into a month-to-month office lease with the Company’s CEO & President for its office space at a monthly rate of $100. The lease was terminated in December 2022. For the years ended September 30, 2023 and 2022, the Company recorded rent expense of $300 and $1,200, respectively. As of September 30, 2023, and September 30, 2022, the accounts payable owed to the related party was $5,000 and $4,700, respectively.

NOTE 3 STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company was incorporated on November 13, 2016. On March 29, 2017, the Company became authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001 per share. Preferred stock may be issued in one or more series. Rights and preferences are to be determined by the Board of Directors.

The Board of Directors has designated 1,000 shares of the preferred stock as Series A Preferred Stock. On March 29, 2017, Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value. At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to exercise voting power equal to 0.051% of the aggregate voting power. The holder of Series A Preferred Stock will receive dividends when and if they are declared by the Board of Directors. The Series A Preferred Stock has a liquidation preference of $0.00001 per share. As of September 30, 2023, and September 30, 2022, there were 1,000 shares of Series A Preferred Stock issued and outstanding.

(B) Common Stock Issued for Cash

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

As of September 30, 2023, and September 30, 2022, there were 7,841,550 shares of Common Stock issued and outstanding.

NOTE 4 MINERAL PROPERTIES

On February 6, 2023 the Board of Land Commissions of the Wyoming Office of State Lands and Investments accepted the Company’s application to purchase oil and gas leases No. 22-00255 (five-year oil and gas leasehold on 80 acres in Converse County) and 22-00256 (five-year oil and gas leasehold on 80 acres in Laramie County). During the year ended September 30, 2023, the Company paid a $50 application fee for each lease and committed to pay the State of Wyoming $80 per year, per lease, for five years. Under ASC 930 Extractive Activities - Mining, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company determined that there was insufficient evidence to support a likelihood that the asset will generate future cash flows. During years ended September 30, 2023 and 2022, the Company recorded $260 and $0, respectively, as impairment expense pertaining to the properties, which has been recorded in general and administrative expenses on the Statement of Operations.

On March 17, 2022, the Company entered into a ten-year mineral lease to prospect and extract gold, silver, and precious metals with an effective date of April 1, 2022. The property is located in Crook County, Wyoming. During the year ended September 30, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $460 per year for five years and $919 per year for the next five years. Under ASC 930 Extractive Activities - Mining, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company determined that there was insufficient evidence to support a likelihood that the asset will generate future cash flows. During the years ended September 30, 2023 and 2022, the Company recorded $460 and $510, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations.

On November 9, 2021, the Company entered into a ten-year mineral lease to prospect and extract gold, silver, and precious metals with an effective date of February 2, 2022. The property is located in Crook County, Wyoming. During the year ended September 30, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $160 per year for five years and $320 per year during the next five years. Under ASC 930 Extractive Activities - Mining, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company determined that there was insufficient evidence to support a likelihood that the asset will generate future cash flows. During the years ended September 30, 2023 and 2022, the Company recorded $160 and $210, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations.

On November 8, 2021, the Company entered into a ten-year mineral lease to prospect and extract gold, silver, and precious metals with an effective date of February 2, 2022. The property is located in Crook County, Wyoming. During the year ended September 30, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $640 per year for five years and $1,280 per year for the next five years. Under ASC 930 Extractive Activities - Mining, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company determined that there was insufficient evidence to support a likelihood that the asset will generate future cash flows. During the years ended September 30, 2023 and 2022, the Company recorded $640 and $690, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations.

On December 6, 2018, the Company entered into an Assignment Agreement with the Company’s President and majority shareholder, pursuant to which the Company’s President assigned to the Company all of the beneficial interest in a ten-year lease to prospect and extract gold, silver and precious minerals which was granted to the Company’s President on November 18, 2018. The Company assumed responsibility for all fees, rents, and taxes that accrue with respect to that property, including the commitment to pay the State of Wyoming $640 per year. The property is located in Crook County, Wyoming. Under ASC 930 Extractive Activities – Mining, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company determined that there is insufficient evidence to support a likelihood that the asset will generate future cash flows. During the years ended September 30, 2023 and 2022, the Company recorded $640 and $640, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations. As of September 30, 2023 the Company has accrued $2,560 for the annual lease fees owed to the lessor, therefore the Company is in default for non-payment and is at risk to lose the lease if contacted by the lessor and the default is not cured within 30 days of a notice of non-payment.

On September 27, 2018, the Company entered into an Assignment Agreement with the Company’s President and majority shareholder, pursuant to which the Company’s President assigned to the Company all of the beneficial interest in a ten-year mineral lease to mine for oil and gas which was granted to the Company’s President on February 1, 2017. The Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property, including the commitment to pay the State of Wyoming $360 per year. The property is located in Fremont County, Wyoming. Under ASC 932 Extractive Activities - Oil and Gas, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company determined that there is insufficient evidence to support a likelihood that the asset will generate any future cash flows. During the years ended September 30, 2023 and 2022, the Company recorded $360 and $360, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations. As of September 30, 2023 and September 30, 2022 the Company has accrued $1,800 for the annual lease fees owed to the lessor, therefore the Company is in default for non-payment and is at risk to lose the lease if contacted by the lessor and the default is not cured within 30 days of a notice of non-payment.

NOTE 5 LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, for the year ended September 30, 2023, the Company had:

●	Net loss of $60,308; and

●	Net cash used in operations was $34,464.

Additionally, as of September 30, 2023, the Company had:

●	Accumulated deficit of $288,275

●	Stockholders’ deficit of $257,974; and

●	Working capital deficit of $257,974.

The Company had $190 cash on hand at September 30, 2023. Although the Company intends to raise additional debt (third party and related party lenders) or equity capital, the Company expects to incur losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as the Company executes its business plan.

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

NOTE 6 SUBSEQUENT EVENTS

Subsequent to September 30, 2023, the Company’s President and majority shareholder advanced $12,079 to the Company to pay Company expenses and was repaid $7,492.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, Jacob Roth, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2023 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the following:

●	We have inadequate control activities to prevent or detect material misstatements. Specifically, there are no controls in place to prevent users from manipulating financial data or entering inaccurate data into the Company’s accounting software. Additionally, there is only one employee responsible for accounting functions, which prevents us from segregating duties within our internal control system. Lastly, our Chief Financial Officer lacks the knowledge and expertise to ensure the financial statements are properly recorded under U.S. Generally Accepted Accounting Principles.

●	We have an inadequate control environment. Specifically, we have not developed sufficient policies or documentation concerning our existing financial processes, risk assessment processes, and information and communication processes. Additionally, we have no monitoring activities in place and we lack policies that require formal written approval for related party transactions.

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2023.

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

Item 9B Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The executive officers and directors of the Company are:

Name	Age	Position with the Company	Director since
Jacob Roth	76	Chairman, Chief Executive Officer, Chief Financial Officer	2016

Bernard Rosenberg	75	Director, Secretary	2018

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

Compensation of Directors

The Company did not pay or accrue any obligation to the members of its Board of Directors for either of the years ended September 30, 2023 or 2022.

Equity Grants

Golden Royal has not adopted any equity grant program. The Company’s Chief Executive Officer, Jacob Roth, holds no stock options or unvested stock awards, and held none at any time during the years ended September 30, 2023 and 2022.

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

Related Party Transactions

Commencing on November 1, 2018, and until December 2022, Jacob Roth, Golden Royal’s Chief Executive Officer, leased an office to Golden Royal on a month-to-month basis for a rental fee of $100 per month, therefore during the year ended September 30, 2023 and 2022 the Company recorded rent expense of $300 and $1,200, respectively. As of September 30, 2023 and 2022, the accounts payable owed to the related party was $5,000 and $4,700, respectively.

The administrative expenses of Golden Royal since it was organized have been funded primarily by advances from Jacob Roth. The advances are due on demand and do not bear interest. During the year ended September 30, 2023 the Company received advances from Jacob Roth of $48,393 and repaid Jacob Roth $13,491. As of September 30, 2023, the balance of advances due and loans repayable from the Company to Jacob Roth was $139,636.

Except as set forth above, there have been no transactions since the beginning of the 2023 fiscal year, or any currently proposed transaction, in which Golden Royal was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of Golden Royal at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined that the following member of our Board of Directors is independent, as “independent” is defined in the rules of the NYSE American: Bernard Rosenberg.

Item 14. Principal Accountant Fees and Services

Audit Fees

The Company incurred $14,250 and $9,250 of billings from its principal accountant(s) in connection with the audit and reviews of the Company’s financial statements for the year ended September 30, 2023 and 2022, respectively. Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

The Company did not incur any fees from its principal accountant(s) for any Audit-Related fees in fiscal 2023 or in fiscal 2022.

Tax Fees

The Company did not incur any fees from its principal accountant(s) for any professional services rendered for tax compliance, tax advice and tax planning in fiscal 2023 or in fiscal 2022.

All Other Fees

The Company did not incur any fees from its principal accountant(s) for any other fees in fiscal 2023 or in fiscal 2022.

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
Jacob Roth, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 4, 2024 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jacob Roth
Jacob Roth, Director
Chief Executive Officer, Chief
Financial and Accounting Officer

/s/ Bernard Rosenberg
Bernard Rosenberg, Director

