Form 10-Q
period 2024-06-30
Golden Royal Development Inc.
filed 2024-11-12
CIK 1761534

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

November 11, 2024

Common Voting Stock: 7,841,550

GOLDEN ROYAL DEVELOPMENT INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2024

Golden Royal Development Inc.

Condensed Balance Sheets

	June 30, 2024	September 30, 2023
	(Unaudited)
ASSETS

Current Assets
Cash	$19	$190

Total Assets	$19	$190

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loans payable - related party Accounts payable	$126,218	$113,528
Accounts payable- related party	5,000	5,000
Due to officer - related party	155,028	139,636

Total Liabilities	286,246	258,164

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 5,000,000 shares authorized	-	-
Series A Preferred stock, $0.00001 par value; 1,000 shares designated, 1,000 shares issued and outstanding as of June 30, 2024 and September 30, 2023	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 7,841,550 shares issued and outstanding, as of June 30, 2024 and September 30, 2023	78	78
Additional paid-in capital	30,222	30,222
Accumulated deficit	(316,528)	(288,275)

Total Stockholders’ Deficit	(286,227)	(257,974)

Total Liabilities and Stockholders’ Deficit	$19	$190

The accompanying notes are an integral part of these condensed financial statements.

Golden Royal Development Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	3,500	14,423	18,025	40,549
General and administrative	2,608	1,692	10,228	10,158
Total Operating Expenses	6,108	16,115	28,253	50,707

Loss from Operations	(6,108)	(16,115)	(28,253)	(50,707)

Other Expenses	-	-	-	-

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6,108)	(16,115)	(28,253)	(50,707)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(6,108)	$(16,115)	$(28,253)	$(50,707)

Net Loss Per Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	7,841,550	7,841,550	7,841,550	7,841,550

The accompanying notes are an integral part of these condensed financial statements.

Golden Royal Development Inc.

Condensed Statement of Stockholders’ Deficit

For the three and nine months ended June 30, 2024

(Unaudited)

			Series A -				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2023	-	$-	1,000	$1	7,841,550	$78	$30,222	$(288,275)	$(257,974)

Net loss for the three months ended December 31, 2023	-	-	-	-	-	-	-	(3,339)	(3,339)

Balance, December 31, 2023	-	-	1,000	1	7,841,550	78	30,222	(291,614)	(261,313)

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	(18,806)	(18,806)

Balance, March 31, 2024	-	-	1,000	1	7,841,550	78	30,222	(310,420)	(280,119)

Net loss for the three months ended June 30, 2024	-	-	-	-	-	-	-	(6,108)	(6,108)

Balance, June 30, 2024	-	$-	1,000	$1	7,841,550	$78	$30,222	$(316,528)	$(286,227)

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

Golden Royal Development Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	June 30, 2024	June 30, 2023
Cash Flows From Operating Activities:

Net Loss	$(28,253)	$(50,707)
Adjustments to reconcile net loss to net cash used in operations	-	-
Changes in operating assets and liabilities:
Increase in accounts payable - related party	-	300
Increase in accounts payable and accrued expenses	12,690	23,351
Net Cash Used In Operating Activities	(15,563)	(27,056)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from officer advances	32,958	35,602
Repayments of officer advances	(17,566)	(8,293)
Cash overdraft	-	(248)
Net Cash Provided by Financing Activities	15,392	27,061

Net (Decrease) Increase in Cash	(171)	5

Cash at Beginning of the Period	190	-

Cash at End of the Period	$19	$5

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

GOLDEN ROYAL DEVELOPMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2024 and September 30, 2023, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents, and potentially dilutive securities outstanding during the period. At June 30, 2024 and 2023, the Company did not have any outstanding dilutive securities.

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

(H) Impairment of Long-Lived Assets

Management reviews the net carrying value of all property and equipment and other long-lived assets, including mineral properties, on a periodic basis in accordance with ASC 360 Property, Plant, and Equipment. The Company estimates the net realizable value of an asset based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment, and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of minerals to be recovered from proven and probable ore reserves, future production cost estimates, and future mineral price estimates over the estimated remaining life of the mineral property. If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved. For the nine months ended June 30, 2024, and 2023, the Company recorded impairment expense of $2,650 and $1,100, respectively, related to the mineral rights acquisition and exploration costs (see Note 4).

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

NOTE 2 RELATED PARTY TRANSACTIONS

(A) Due to Officer – Related Party

During the nine months ended June 30, 2024, the Company’s President, who is also its majority shareholder, advanced $32,958 to the Company to pay Company expenses and was repaid $17,566. The advances are non-interest bearing, unsecured, and due on demand. As of June 30, 2024 and September 30, 2023, the amount due to the officer was $155,028 and $139,636, respectively.

During the nine months ended June 30, 2023, the Company’s President, who is also its majority shareholder, advanced $35,602 to the Company to pay Company expenses and was repaid $8,293. The advances are non-interest bearing, unsecured, and due on demand. As of June 30, 2023, the amount due to the officer was $132,043.

(B) Accounts Payable – Related Party

On November 1, 2018, the Company entered into a month-to-month office lease with the Company’s President for its office space at a monthly rate of $100. The lease was terminated in December 2022. For the nine months ended June 30, 2024 and 2023, the Company had recorded rent expense of $0 and $1,200, respectively. As of June 30, 2024, and September 30, 2023, the accounts payable owed to the related party was $5,000.

NOTE 3 STOCKHOLDERS’ DEFICIT

(A) Preferred Stock

The Company was incorporated on November 13, 2016. On March 29, 2017, the Company became authorized to issue 5,000,000 shares of preferred stock with a par value of $0.00001 per share. Preferred stock may be issued in one or more series. Rights and preferences are to be determined by the Board of Directors.

The Board of Directors has designated 1,000 shares of the preferred stock as Series A Preferred Stock. On March 29, 2017, Jacob Roth purchased the 1,000 shares of Series A Preferred Stock for their par value. At any shareholders meeting or in connection with the giving of shareholder consents, the holder of each share of Series A Preferred Stock is entitled to exercise voting power equal to 0.051% of the aggregate voting power. The holder of Series A Preferred Stock will receive dividends when and if they are declared by the Board of Directors. The Series A Preferred Stock has a liquidation preference of $0.00001 per share. As of June 30, 2024, and September 30, 2023, there were 1,000 shares of Series A Preferred Stock issued and outstanding.

(B) Common Stock Issued for Cash

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.00001 per share.

As of June 30, 2024, and September 30, 2023, there were 7,841,550 shares of common stock issued and outstanding.

NOTE 4 MINERAL PROPERTIES

On February 6, 2023 the Board of Land Commissions of the Wyoming Office of State Lands and Investments accepted the Company’s application to purchase oil and gas leases No. 22-00255 (five-year oil and gas leasehold on 80 acres in Converse County) and 22-00256 (five-year oil and gas leasehold on 80 acres in Laramie County). During the year ended September 30, 2023, the Company paid a $50 application fee for each lease and committed to pay the State of Wyoming $80 per year, per lease, for five years. Under ASC 930 Extractive Activities - Mining, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company determined that there was insufficient evidence to support a likelihood that the asset will generate future cash flows. During nine months ended June 30, 2024 and 2023, the Company recorded $160 and $300, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations. As of June 30, 2024 the Company has accrued $160 for the annual lease fees owed to the lessor, therefore the Company is in default for non-payment and is at risk to lose the lease.

On March 17, 2022, the Company entered into a ten-year mineral lease to prospect and extract gold, silver, and precious metals with an effective date of April 1, 2022. The property is located in Crook County, Wyoming. During the year ended September 30, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $460 per year for five years and $919 per year for the next five years. Under ASC 930 Extractive Activities - Mining, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company determined that there was insufficient evidence to support a likelihood that the asset will generate future cash flows. During the nine months ended June 30, 2024 and 2023, the Company recorded $690 and $0, respectively, as impairment expense pertaining to the property.

On November 9, 2021, the Company entered into a ten-year mineral lease to prospect and extract gold, silver, and precious metals with an effective date of February 2, 2022. The property is located in Crook County, Wyoming. During the year ended September 30, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $160 per year for five years and $320 per year during the next five years. Under ASC 930 Extractive Activities - Mining, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company determined that there was insufficient evidence to support a likelihood that the asset will generate future cash flows. During the nine months ended June 30, 2024 and 2023, the Company recorded $160 and $160, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations. As of June 30, 2024 the Company has accrued $160 for the annual lease fees owed to the lessor, therefore the Company is in default for non-payment and is at risk to lose the lease.

On November 8, 2021, the Company entered into a ten-year mineral lease to prospect and extract gold, silver, and precious metals with an effective date of February 2, 2022. The property is located in Crook County, Wyoming. During the year ended September 30, 2022, the Company paid a $50 application fee and committed to pay the State of Wyoming $640 per year for five years and $1,280 per year for the next five years. Under ASC 930 Extractive Activities - Mining, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company determined that there was insufficient evidence to support a likelihood that the asset will generate future cash flows. During the nine months ended June 30, 2024 and 2023, the Company recorded $640 and $640, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations. As of June 30, 2024 the Company has accrued $640 for the annual lease fees owed to the lessor, therefore the Company is in default for non-payment and is at risk to lose the lease.

On December 6, 2018, the Company entered into an Assignment Agreement with the Company’s President and majority shareholder, pursuant to which the Company’s President assigned to the Company all of the beneficial interest in a ten-year lease to prospect and extract gold, silver and precious minerals which was granted to the Company’s President on November 18, 2018. The Company assumed responsibility for all fees, rents, and taxes that accrue with respect to that property, including the commitment to pay the State of Wyoming $640 per year. The property is located in Crook County, Wyoming. Under ASC 930 Extractive Activities – Mining, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company determined that there is insufficient evidence to support a likelihood that the asset will generate future cash flows. During the nine months ended June 30, 2024 and 2023, the Company recorded $640 and $0, respectively, as impairment expense pertaining to the property, which has been recorded in general and administrative expenses on the Statement of Operations. As of June 30, 2024 the Company has accrued $3,200 for the annual lease fees owed to the lessor, therefore the Company is in default for non-payment and is at risk to lose the lease if contacted by the lessor and the default is not cured within 30 days of a notice of non-payment.

On September 27, 2018, the Company entered into an Assignment Agreement with the Company’s President and majority shareholder, pursuant to which the Company’s President assigned to the Company all of the beneficial interest in a ten-year mineral lease to mine for oil and gas which was granted to the Company’s President on February 1, 2017. The Company assumed responsibility for all fees, rents and taxes that accrue with respect to that property, including the commitment to pay the State of Wyoming $360 per year. The property is located in Fremont County, Wyoming. Under ASC 932 Extractive Activities - Oil and Gas, costs are to be capitalized as an asset, however, the Company has fully impaired the asset as the Company determined that there is insufficient evidence to support a likelihood that the asset will generate any future cash flows. During the nine months ended June 30, 2024 and 2023, the Company recorded $360 and $0, respectively, as impairment expense pertaining to the property. As of June 30, 2024 the Company has accrued $2,160 for the annual lease fees owed to the lessor, therefore the Company is in default for non-payment and is at risk to lose the lease if contacted by the lessor and the default is not cured within 30 days of a notice of non-payment.

NOTE 5 LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, for the nine months ended June 30, 2024, the Company had:

●	Net loss of $28,253; and

●	Net cash used in operations was $15,563

Additionally, as of June 30, 2024, the Company had:

●	Accumulated deficit of $316,528

●	Stockholders’ deficit of $286,227; and

●	Working capital deficit of $286,227

The Company had $19 cash on hand at June 30, 2024. Although the Company intends to raise additional debt (third party and related party lenders) or equity capital, the Company expects to incur losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as the Company executes its business plan.

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

NOTE 6 SUBSEQUENT EVENTS

Subsequent to June 30, 2024, the Company’s President and majority shareholder advanced $3,125 to the Company to pay Company expenses and was repaid $75.

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

There are no mining operations taking place on any of the properties licensed by Golden Royal; accordingly, we recorded no revenue for the nine months ended June 30, 2024 and 2023. We do not expect to record revenue unless (a) we resell one of our mineral properties, or (b) we acquire sufficient cash recourses to permit us to participate in a drilling or mining project that yields revenue.

The operating expenses that we incurred ($6,108 and $28,253 during the three and nine months ended June 30, 2024, respectively, and $16,115 and $50,707 during the three and nine months ended June 30, 2023, respectively) were primarily attributable to the costs of sustaining Golden Royal’s initial administrative operations. It is usually the case that the amounts of operating expenses are relatively consistent quarter-to-quarter, as our expenses are attributable to recurrent quarterly production of SEC filings, which involve bookkeeping, accounting, legal, and other service expenses. However, operating expenses for the nine months ended June 30, 2024 were significantly lower than in the nine months ended June 30, 2023 because of the timing of our audits and SEC filings.

By reason of the expenses described above, Golden Royal incurred net losses of $6,108 and $28,253 during the three and nine months ended June 30, 2024, respectively, and $16,115 and $50,707 during the three and nine months ended June 30, 2023, respectively. We will continue to incur net losses until we initiate revenue-producing operations.

Liquidity and Capital Resources

Our operations used $15,563 in cash during the nine months ended June 30, 2024, and $27,056 in cash during the nine months ended June 30, 2023. Our use of cash during these periods was less than our net loss primarily because we increased our liabilities. The cash used in operations was provided by advances from Jacob Roth, our Chief Executive Officer.

At June 30, 2024, we had a working capital deficit of $286,227, an increase of $28,253 as compared to the deficit of $257,974 at September 30, 2023. The increased deficit is primarily attributable to increases in our accounts payable and due to officer balances.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2024, Jacob Roth, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on his evaluation, Mr. Roth concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2024, for the reasons described here.

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

(a) Unregistered sales of equity securities

There were no unregistered sales of equity securities by the Company during the third quarter of fiscal year 2024.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2024.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

GOLDEN ROYAL DEVELOPMENT INC.

	By:	/s/ Jacob Roth
Date: November 12, 2024		Jacob Roth, Chief Executive Officer
and Chief Financial and Accounting Officer

* * * * *

